Form 10-K
period 2022-09-30
Genasys Inc.
filed 2022-12-16
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

36,703,471 shares of common stock, par value $0.00001 per share, as of December 5, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2022.

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements relating to future events or the future performance of our company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements. Such statements are predictions; actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth below in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

For purposes of this Annual Report, the terms “we,” “us,” “our” “Genasys” and the “Company” refer to Genasys Inc. and its consolidated subsidiaries.

Item 1.	Business.

Overview

Genasys is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect people. Our unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Background

Genasys entered the critical communications arena following the October 2000 attack on the USS Cole, which led to the development of the Long Range Acoustic Device® (“LRAD®”), an Acoustic Hailing Device (“AHD”) capable of communicating to and determining the intent of potential threats from a safe distance. The Company’s LRAD systems broadcast audible alert tones and exceptionally intelligible voice messages in a focused 30° beam over long distances to specific targets. LRADs were quickly embraced by the U.S. Navy and then other domestic military branches, federal agencies, and police departments, and then throughout the world. By using long-range communication to better manage the escalation of force, LRAD represented a new solution for potentially dangerous or hostile situations.

With a device capable of broadcasting audible alerts and notifications with exceptional vocal clarity over long distances, Genasys engineers enhanced the Company's critical communications technology to innovate a new generation of mass notification speaker systems. Most legacy mass notification systems sound sirens, but have limited, if any, voice broadcast capability. Genasys' advanced mass notification systems feature the industry's highest Speech Intelligibility Index (STI), large directional and omni-directional broadcast coverage areas, and an array of options that enable the systems to continue operating when power and telecommunications infrastructure goes down.

Realizing that integrating software with the mass notification speakers would provide further technology options and additional functionality, Company engineers developed Genasys' Emergency Management (“GEM”) command-and-control software. In addition to remotely activating and controlling Genasys advanced speaker systems, which feature satellite connectivity and solar power options, GEM facilitates the dissemination of alerts, warnings, notifications, information and instructions through multiple channels, including location-based Short Message Service (“SMS”), Cell Broadcast Center (“CBC”) mobile push, text, email, social media, TV, radio, and digital displays. These systems are used by government emergency services, schools, universities, and businesses to send emergency information and instructions to people at risk before, during, and after public safety and enterprise threats.

Today, the fastest most direct way to share vital information is often through cell phones and computers. In response to a world where communication methods are becoming increasingly digital and mobile, Genasys recently expanded its GEM platform to include multiple software-as-a-service (“SaaS”) solutions. These solutions include Zonehaven® evacuation resources, Integrated Mass Notification System (“IMNS”) networks that feature advanced mass notification powered by GEM command-and-control software, and the Company's National Emergency Warning System (“NEWS”) solution, a software application that works with mobile carriers to send emergency communications to the public with no opt-in required. These SaaS solutions are capable of disseminating critical alerts and information through text message, email, voice call, push notification, social media, and other delivery methods.

Genasys hardware systems and software solutions are designed to provide operators the ability to deliver critical information rapidly and effectively through multiple channels.

Genasys’ Principal Characteristics

●	Scalable: Genasys hardware products and software systems have been deployed throughout the world and can be scaled to meet the needs of government and enterprise customers.

●

Dynamic and Real-time: Emergencies and effective emergency responses are not static, and neither are effective emergency responses. Genasys emergency management systems constantly receive and analyze new information as a crisis unfolds, leveraging sensor data, dynamic maps, and first responder feedback to deliver notifications that reflect the most up-to-date information. Our Zonehaven software tracks wildfires and other natural or man-made disasters and models how a disaster is expected to move and develop in the critical minutes, hours or days that follow.

●

Customized and Focused: Genasys can send specific alerts, pertinent information and instructions to at-risk individuals or populations based on geographic location, group status, and other classifications.

●

Multiplatform Redundancy: Alerts can be distributed using text messages, emails, voice calls, push notifications, social media, speaker systems, and other delivery channels, allowing critical communications to reach a greater number of people possible.

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

●

Extensive Catalog: Genasys offers multiple acoustic device and mass notification speaker options of varying ranges, sizes, weights, and colors. Similarly, we offer a variety of software notification suites, each with unique capabilities. This extensive catalog enables us to provide customized solutions designed to meet our clients' specific needs.

●

Global Presence: Genasys has physical offices in North America, Europe, Asia, and the Middle East. Sales and support teams at each office have cultural familiarity and a deep understanding of business practices in their region. A regional presence enables Genasys' sales and support teams to develop close relationships with customers to best meet their needs while conducting business professionally and efficiently.

●

Proven Quality and Support: All Genasys products are rigorously tested and required to meet our exacting standards. This commitment to providing the highest quality products earned Genasys ISO 9001 and 27001 certifications, universal indications of excellence and consistency. All Genasys products come with a one year warranty and our customer service team is available 24/7 for personalized technical support.

●

Pioneering Philosophy: Genasys created the AHD market with the invention of LRAD in 2002. LRAD systems have since become the de facto standard of the AHD industry. Genasys continues to develop life safety communication solutions by innovating and enhancing the critical communication industry's only unified software and hardware platform.

Looking Forward: Growth Company

●

Acquisitions: In fiscal 2021 we completed acquisitions of Zonehaven, a software-based evacuation and repopulation management platform, and the assets of Amika Mobile (subsequently renamed “Genasys Communications Canada ULC”), a Physical Security Information Management (PSIM) company. These acquisitions, along with the January 2018 addition of Genasys Spain, expanded Genasys’ strong suite of software solutions. We intend to continue making strategic acquisitions, particularly in the SaaS industry.

●	Team Expansion: Along with new businesses, we intend to invest in new engineering, sales, marketing, production, and quality assurance talent to support Genasys’ expected growth.

●

Market Expansion: By acquiring Zonehaven and Amika Mobile and adding new sales and marketing personnel with connections to previously untapped markets and locations, we expect our critical communications suite to experience significant sales growth.

●

Facilities: Genasys’ research and development offices, located in North America and Europe, feature state-of-the art equipment and facilities that help fuel innovation. Notable features include hardware and software development laboratories, an acoustic testing chamber, and mechanical design and manufacturing facilities.

●

Continued Software Development: Increased software development and new acquisitions have expanded Genasys’ SaaS portfolio. In fiscal year 2023 and beyond, we are focused on the expansion and proliferation of our unified software and hardware platform.

Software Products

GEM

Genasys Emergency Management (“GEM”) is Genasys’ SaaS product platform that includes GEM Public Safety, GEM Enterprise, Zonehaven and NEWS.

GEM Public Safety

GEM Public Safety is an interactive, cloud-based SaaS solution that enables State, Local and Education (“SLED”) customers to send critical information to at-risk individuals or groups when an emergency occurs. GEM acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. GEM customers can create and send critical, verified, and secure notifications and messages using emails, voice calls, text messages, panic buttons, desktop alerts, television, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning System (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which GEM Software customers can use to deliver critical communications in multiple languages to specific populations.

GEM sends targeted messages based on geographic location, permitting relevant information and instructions to be sent to the appropriate populations. Auto-Discovery, an innovative GEM feature, locates and connects with anyone on a wired or wireless network in a fixed area with no opt-in required. When discovered, GEM Software anonymizes all recipient information and data. When an emergency occurs, these tools allow at-risk groups or individuals to be notified as quickly as possible without sacrificing their privacy.

In addition to disseminating alerts and notifications, GEM uses two-way communication tools, including polls and check-ins to receive feedback from targeted populations and first responders. With direct feedback, operators can survey the safety and status of at-risk individuals, learn of developments, update notifications and/or instructions in response to new information, and more.

GEM Public Safety Case Study

In fiscal 2022, cities and counties in Arizona, Arkansas, California, Colorado, Indiana, Mississippi, Missouri, Oklahoma, Pennsylvania, and Texas selected GEM to help safeguard millions of residents during severe storms, tornadoes, wildfires, flooding, debris flows, tsunamis, active shooter incidents, epidemics, civil unrest, and other disasters and life safety threats.

GEM Enterprise

GEM Enterprise empowers businesses and organizations to send critical communications to at-risk employees, contractors, visitors, or groups based on geographic location or team status.

Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations, GEM Enterprise solutions integrate with data sources, including active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to employees, staff, contractors, temporary workers, and visitors.

GEM provides full redundancy and high resilience in workforce safety and messaging during everyday duties and critical business events. GEM’s accountability and real-time situational awareness translates to effective communications that can be delivered via voice calls, SMS messages, emails, desktop alerts, WhatsApp, and other corporate communication channels anytime, anywhere.

GEM Enterprise Case Study

With 300 community centers across 13 states, a prominent nonprofit organization needed a way to coordinate its COVID-19 response. The pandemic’s continued growth meant that resources had to be optimized and directed to specific hot spots. Changing requirements and conditions caused by the pandemic highlighted the need for efficient information exchange with personnel and volunteers. To handle these challenges, the nonprofit implemented GEM to ensure critical communications were delivered quickly and reliably.

Zonehaven

Zonehaven is a multipronged SaaS application that serves both first responders and the jurisdictions they protect. Emergency services agencies can prepare for natural or man-made disasters by developing evacuation plans that map routes, shelters, traffic control locations, and road closures using Zonehaven's extensive public safety resources and mapped zones. This information is easily shared with the public and reduces the time it takes to execute emergency evacuations and conduct orderly repopulations.

When an incident occurs, it is immediately tracked by Zonehaven, which maps and simulates the speed and direction of the incident to determine which zones (geographic areas) are at risk and need to be evacuated. As an incident develops, Zonehaven provides real-time updates, helping to ensure emergency services personnel have the most up-to-date information. In turn, emergency services agencies use this information to augment evacuation plans and share critical information with at-risk individuals and populations through alerts, messages, and community-facing mapping applications. Notifications can be sent using Zonehaven and a variety of other channels, including local GIS departments and other agencies, traffic applications, including Waze, and more.

In addition to communicating to members of their own community, emergency services agencies can also use Zonehaven to communicate with neighboring towns, cities, and counties. Zonehaven’s network exists across jurisdictions to facilitate multi-agency collaboration and cooperation. By having access to the shared Zonehaven knowledgebase, emergency organizations can work together across jurisdictions to prepare plans, take responsive action, and coordinate evacuations and repopulations.

Zonehaven Case Study

Spurred by a geographic and environmental susceptibility to wildfires and recent conflagrations, first responders and emergency services agencies in 27 California counties have entered into multi-year Zonehaven software services and evacuation management contracts to better protect the more than 12 million residents they serve.

NEWS

The National Emergency Warning System (“NEWS”) provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. The NEWS platform is cloud-based, geo-redundant, and end-to-end encrypted. NEWS is a SaaS product that requires mobile telecom services for installation and integration.

Genasys partners with mobile telecom networks to provide the channels to deliver NEWS SMS and CBC alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. By partnering with government and mobile telecom networks, NEWS provides precise geolocation capabilities (dynamic maps, traffic information, weather forecasts, and environmental sensor data) which allow NEWS operators to receive accurate information, send hyper-specific notifications, and monitor evacuation progress. NEWS can locate recipients and deliver messages in near real time, compared with other SMS alert providers that can take up to 15 minutes. Even with NEWS’ reach and scope, all data is anonymized, ensuring individuals stay safe and informed without sacrificing their privacy.

NEWS has an easy-to-use dashboard that can be controlled by operators through a cloud-based command console, or a mobile app. NEWS receives alerts and warnings from multiple sources, which then appear in the dashboard. Operators interpret this information and use it to create, activate, and broadcast notifications to the appropriate population via TCP/IP, satellite, Wi-Fi, GPRS/GSM, fiber radio, text message, email, cell broadcast, social media, television, speakers, sirens, and more. NEWS has many capabilities and options, including smart messaging, integration with other communication channels, and geo-fencing. With access to numerous channels and partnerships with mobile carrier networks, NEWS helps ensure at-risk populations are alerted when a local, regional or national emergency occurs.

NEWS Case Study

In the aftermath of devastating bushfires that killed and injured hundreds of citizens and burned thousands of homes in 2009, Australia’s government decided to create a location-based public warning system that could reach more than 95% of the population affected by bushfires, flooding, severe storms, and other disasters.

Beginning in particularly susceptible areas and then expanding to cover the entire country, government officials worked with Genasys, major telecom providers, and other companies to develop a location-based SMS public warning system that met the government's public safety warning expectations and national authorities’ operational and functional system requirements. Since going live in 2013, NEWS has delivered more than 200 million location-based SMS emergency alerts to many of the country’s 25 million residents and 9 million annual visitors.

Hardware Products

IMNS

The Integrated Mass Notification System (IMNS) product line unites Genasys next generation of mass notification speaker systems with GEM command-and-control software. Most legacy mass notification systems use sound sirens, but have limited, if any, voice broadcast capability. Genasys' advanced mass notification systems feature the industry's highest STI, large directional and omni-directional broadcast coverage areas, and an array of options that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

IMNS gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. Emergency alerts and information can be sent via individual, grouped or networked IMNS installations, text messages, emails, IPAWS, desktop alerts, television, voice calls, and social media. IMNS' layered redundancy helps to ensure the maximum number of people receive critical communications.

IMNS Case Study

Faced with wildfires, flooding, debris flows, earthquakes, tsunamis, severe weather and other public safety threats, a California beach city selected IMNS to deliver emergency alerts and notifications to its 23,000 residents and 6 million annual visitors. 21 IMNS installations are in place throughout the city with more installations planned. The IMNS installations can be activated individually, in groups, or simultaneously to provide area specific or citywide emergency warning coverage. The IMNS outdoor speaker installations are equipped with solar power, battery backup, and satellite connectivity. In the event power and telecommunications infrastructure fails, alerts and notifications can also be sent via text messages, voice calls, and social media.

LRAD

The LRAD is the world’s leading AHD. Projecting alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed on military vehicles, at corporate headquarters, in hostage negotiations, aboard private yachts, and in numerous other situations where clear and intelligible voice communications are essential.

Several LRAD models are available in varying audio output, communication coverage area, size, and functionality. Several options and accessories (cameras, searchlights, mounts, etc.) are also available to enhance LRAD capabilities.

All LRADs are defined by their unparalleled audio output and clarity. LRADs use Genasys' proprietary XL driver technology, which generates higher audio output in a smaller and lighter form factor. The technology also helps ensure voice messages and alert tones cut through background noise and are clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the global AHD industry.

LRAD Case Study

SWAT teams respond to dangerous situations where communication is vital. Previously, SWAT teams used bullhorns and vehicle public address (“PA”) systems to communicate with violent suspects. Because of the poor intelligibility and limited broadcast range of bullhorns and vehicle PA systems, SWAT team members often had to closely engage with suspects, putting themselves, suspects, and bystanders in harm's way.

Many SWAT teams now use LRAD for serving high risk warrants, during hostage and barricaded suspect negotiations, active shooter situations, and other SWAT operations. LRAD systems are portable and adaptable in most any situation to provide clear voice broadcasts over long distances. By effectively communicating from safe standoff distances, LRAD helps resolve uncertain situations, safeguards operators and protects the public.

Applications

Government

GEM provides state, local, and federal agencies a feature-rich system that combines physical security integrations with multichannel emergency alerting. Automated integrations include fire system, access control, IPAWS, mobile and desktop panic buttons. Output channels include 2-way SMS, email, pop-ups, callouts, PA speakers, and land mobile radio outputs.

IMNS can be used by state, local, or national agencies to deliver emergency alerts and life safety information to residents in certain areas, regionally, or countrywide.

Partnering with national governments and mobile telecom networks, NEWS delivers CBC alerts and geo-targeted SMS notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required.

LRAD systems enhance the safety and security of government-owned critical infrastructure including dams, power plants, water treatment plants, and government facilities. Unlike traditional monitoring and surveillance networks, LRAD systems provide a vital first response capability missing from observe-only integrated security installations. LRAD turns passive monitoring systems into first responders by broadcasting attention-commanding alerts, warnings, and critical notifications with industry-leading audibility and clarity.

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

LRAD systems are being used for commercial security applications at large data centers, publicly-owned critical infrastructure, and other enterprise facilities.

Gas, Oil, Utilities

GEM integrates with a variety of industrial technologies, including gas leak sensors, 'man down' alarms, access control systems, and badge scanners for workforce safety and accountability. GEM delivers notifications to employees, contractors, visitors, and guests in corporate offices and at field sites. When integrated with human resources systems, GEM provides employee notifications, guest management systems for contractors and visitors, auto discovery alerts to anyone present on-site, and SMS opt-in for temporary enrollment to receive alerts and notifications.

In addition to providing real-time safety alerts and notifications through multiple channels, GEM can provide service outage, system maintenance, and other utility customer communications.

IMNS is being used for emergency warning, industrial safety notification, and facility public address. IMNS can be integrated with gas detection and other sensors to provide automated alerts that protect workers and minimize infrastructure damage. IMNS alert tones and voice messages cut though mechanical and ambient background noise to be clearly heard and understood, before, during, and in the aftermath of emergency events.

LRAD systems enhance the perimeter security by providing a vital first response capability missing from observe-only integrated security installations. LRAD turns passive monitoring systems into first responders by broadcasting attention-commanding alerts, warnings, and commands to direct fishing boats away from offshore platforms and trespassers from oil, gas, and utility infrastructure.

Non-Profit

GEM can assign tasks, monitor progress, and send alerts when tasks exceed assigned parameters. GEM can deliver multilingual alerts to workers, volunteers, and staff anywhere in the world, including automatic translations and localization into any language. Alerts are delivered anytime, anywhere over SMS, email, push, voice calls, social media and website postings.

Campuses

IMNS unifies software emergency alerting and highly intelligible indoor/outdoor speaker systems to provide multiple channels to deliver notifications, instructions and information to students, staff, faculty, and employees. Using GEM command-and- control software, safety alerts can be delivered campus-wide across several channels, or to specific areas and student populations using select channels.

Towns, Cities, Counties

GEM’s scalable notification software is used in communities of all sizes to reach residential populations quickly and directly. GEM is used to issue emergency alerts, provide important instructions, and receive community feedback.

IMNS serves communities by providing digital communications through SMS, email, social media, and other channels, and broadcasting audible messages through Genasys speaker system installations. During wildfires, flooding, tornadoes, hurricanes and other emergencies, power and telecom outages frequently disrupt legacy emergency warning systems. Genasys’ speaker systems are made with rugged, military-grade materials that can withstand the elements, and feature solar power, satellite connectivity, and battery backup that enable emergency services personnel to disseminate critical information even when power and telecommunications infrastructure goes down.

Zonehaven is used by communities and counties to create disaster response plans, track emergency events, and execute timely emergency evacuations and orderly repopulations. Zonehaven allows emergency services to effectively collaborate across jurisdictions to respond quickly and efficiently to disasters. Zonehaven emergency services include notifications, alerts, and instructions sent directly to community members through several channels, including SMS, email, Waze, and more.

Industrial Facilities

When integrated with software and/or hardware sensors, IMNS provides facility managers actionable data and information to either remotely or automatically initiate critical safety notifications. These notifications can be delivered throughout a facility or only to areas affected by industrial accidents, hazmat incidents, unauthorized entries, and other life-safety threats.

Defense

LRADs broadcast audible warning tones and voice messages with exceptional clarity from close range to 5,500 meters. This allows LRAD operators on the ground, in vehicles, on ships, or in helicopters, to increase the decision time and distance to differentiate between security threats and non-combatants, resolve uncertain situations, respond safely, and limit the escalation of force.

First Response

Police and fire departments can use LRAD systems in everyday duties and elevated risk operations to issue warnings, commands, and notifications that are clearly heard and understood above crowd and background noise. Rugged, reliable, and easy to operate, LRAD systems resolve uncertain situations, safeguard the public, and protect first responders.

Wildlife & Assets

Certain facilities and infrastructure face challenges from wildlife that can threaten assets or pose health risks to employees and/or local populations. LRADs are easily programmed to broadcast a near infinite variety of tones and predator calls to safely deter and protect wildlife from potential hazards and help prevent habituation. When integrated with cameras, motion sensors, night vision, and radar, LRAD systems can be automated and remotely operated across an IP network to provide critical asset operators a completely unmanned perimeter protection solution capable of safely deterring wildlife and human incursions.

Strategy

Our products, systems and solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management, and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security and critical infrastructure. Our products, systems and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

Genasys has developed a global market and an increased demand for LRADs and advanced mass notification speakers. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility and product reliability. We plan to continue building on our AHD market leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events and civil unrest require technologically advanced, multichannel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

By providing the only SaaS platform that unifies sensors and IoT inputs with multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information and instructions before, during, and after public safety and ennterprise threats.

While the software and hardware mass notification markets are more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning and critical communications markets.

In fiscal 2023, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2022 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

Our research and development strategy includes incorporating further innovations and capabilities into our GEM, IMNS, Zonehaven, NEWS and LRAD products, systems, and solutions to meet the needs of our target markets.

Our GEM, Zonehaven and NEWS software solutions are more complex offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our GEM, Zonehaven, and NEWS software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

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

Suppliers

We minimize inventories and maximize the efficiency of our supply chain by having a large number of components and sub-assemblies produced by outside suppliers mainly located within 50 miles of our facility. The Company relies on one supplier for compression drivers for its LRAD products and is working to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its products could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier. We also purchase several key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact that supply chain issues and economic conditions can have on such suppliers. The fluctuations of foreign currency exchange rates could also impact our lead times and product costs. We have developed strong relationships with a number of our key suppliers. If these suppliers experience supply chain issues, quality problems or part shortages, our production schedules could be significantly delayed, or our costs could significantly increase.

Sales and Marketing

We market and sell products and services through our salesforce based in California, Colorado, Florida, Oregon, Washington, Wisconsin, Canada, Singapore, Spain, and the U.A.E., as well as through a full-time business consultant in Germany. Our corporate and administrative offices are located in San Diego, California.

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

Customer Concentration

For the fiscal year ended September 30, 2022, one customer accounted for 68% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2021, one customer accounted for 58% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations, and cash flows. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $21.7 million as of September 30, 2022, compared with $36.0 million as of September 30, 2021. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. Our LRAD AHDs and advanced mass notification speakers are part of the commercial and government audio industry and mass notification markets that are fragmented and include numerous manufacturers with products that vary widely in price, quality, and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, and our responsiveness to customers and the ability to meet their needs. We believe the quality, reliability and superior performance of our products, which have been developed by incorporating feedback from our customers and our desire to provide the highest quality products, also provide us competitive advantages.

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

In the more mature and established critical communications and event management markets, we compete against several competitors, including Everbridge, OnSolve, Rave Mobile Safety, and others. We believe our ability to unify sensors and IoT inputs with the multichannel, multiagency dissemination of geolocation-targeted alerts, notifications and instructions before, during, and after public safety and enterprise threats, critical events, and other crisis situations, gives us significant competitive advantages against these established organizations. Our reliable, fast, and intuitive solution for sending warnings and information via location-based SMS, CBC, mobile push, text, email, social media, TV, radio, digital displays, sirens and speaker arrays, and our platform’s compatibility with major emergency warning protocols, including IPAWS, WEA, and others, provide additional competitive advantages. We believe the domestic and international markets for public safety, emergency warning, and critical communications are substantial and growing.

Seasonality

Because our sales are primarily to domestic and international government departments or agencies, our selling cycles tend to be long and difficult to forecast. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

Government Regulation

We are subject to a variety of government laws and regulations that apply to companies engaged in international operations, including, among others, the Foreign Corrupt Practices Act, U.S. Department of Commerce export controls, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings). We maintain controls and procedures to comply with laws and regulations associated with our international operations. If we are unable to remain compliant with such laws and regulations, our business may be adversely affected.

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

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of several registered trademarks, many of which have earned worldwide brand recognition.

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

For the fiscal years ended September 30, 2022 and 2021, we spent approximately $7.0 million and $4.9 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of Genasys Inc. and their ages and business experience are set forth below.

Richard S. Danforth, age 63, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 64, was appointed Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn is a certified public accountant in Illinois and began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Human Capital

As of September 30, 2022, we employed a total of 172 full-time employees, of which 94 were located in the United States and 78 were located internationally. Our full-time employees include, 93 in engineering, 22 in production, quality assurance and materials control, 18 in general and administrative and 39 in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our products. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that is designed to attract, develop, and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success.

COVID -19

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or operations results for the fiscal year ended September 30, 2022, we monitor the developments and assess areas where there is potential for our business to be impacted. The COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, an adverse effect on the economy. Disruptions in the supply chain have affected our ability to source and the cost of certain materials for some of our hardware products. We have managed these supply disruptions by sourcing comparable materials or redesigning product modules using more readily available parts. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $12.7 million in cash and cash equivalents as of September 30, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. Any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

The increasingly volatile global economic environment has created market uncertainty. A slowdown in the financial markets or other economic conditions, including but not limited to global supply chain issues, inflation, fuel and energy costs, freight costs, lack of available credit, interest rates, and tax rates, may adversely affect the Company’s growth and profitability.  Fluctuation of prices and availability of commodities and materials used in the manufacture of our products may affect the cost of operations.  In addition, increasing wage inflation and challenges hiring qualified personnel may impact our ability to meet customer demand. While we expect the impacts of market uncertainty and inflation could have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

In fiscal year 2022, one customer that accounted for 68% of revenues and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers, and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases under these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the U.S., Europe, and Asia have experienced extreme volatility and uncertainty in recent years. Governments have taken unprecedented actions intended to address these market conditions. It is difficult to assess the extent to which these conditions have impacted our business, and the affect this has had on certain of our customers and suppliers. These economic developments affect businesses such as ours in a number of ways. Any tightening of credit in financial markets may adversely affect the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues, rating downgrades and other economic developments could also reduce future government spending on our products. There can be no assurance that there will not be further volatility and uncertainty in financial markets, which can then lead to challenges in the operation of our business. We are unable to predict the likely effects that negative economic conditions will have on our business and financial condition.

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

In fiscal year 2022, direct and indirect sales to the U.S. government accounted for approximately 71% of our total net sales, compared with 68% of our total net sales in fiscal year 2021, and 64% in fiscal year 2020. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary use of force will continue or will provide future growth opportunities for our business.

The conflict between Russia and Ukraine and the related implications may negatively impact our operations.

In February 2022, Russia invaded Ukraine. As a result, the U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions, as well as potential retaliatory actions by Russia, that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the impact of sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell, ship products, collect payments, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, supply disruptions, and logistics restrictions, including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of the conflict between Russia and Ukraine could have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

We must expand our customer base in order to grow our business.

To grow our business, in addition to continuing to obtain additional orders from our existing customers, we must develop relationships with new customers and obtain and fulfill orders from new customers. We are competing against a number of large competitors in the mass notification market, and we need to establish our product offerings as competitive to win awards against these competitors, increase our customer base and gain market share. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us in sufficient quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

•	our ability to design and manufacture reliable products that have the features that are required by our customers;

•	the global economy;

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products;

•	our ability to develop and expand new markets for directed sound products, mobile mass messaging services, and integrated solutions; and

•	our ability to develop international product distribution directly or through strategic partners.

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

On January 18, 2018, we acquired all of the issued and outstanding shares of capital stock of Genasys Holding S.L. (“Genasys Spain”), on October 2, 2020, we acquired substantially all of the assets and business of Amika Mobile Corporation (“Amika Mobile”) and on June 7, 2021, we completed the acquisition of Zonehaven Inc. (“Zonehaven”). Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions, including Genasys Spain, Amika Mobile and Zonehaven, as well as other businesses we may acquire in the future. We may not realize the intended benefits of the Genasys Spain, Amika Mobile or Zonehaven acquisitions or the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate the Genasys Spain, Amika Mobile or Zonehaven businesses or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions, including our acquisition of Genasys Spain, Amika Mobile and Zonehaven, involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that the Genasys Spain, Amika Mobile and Zonehaven businesses or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations, and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Potential customers for our products, including government, military, and emergency response agencies, may be influenced by claims or perceptions that long-range hailing devices are unsafe or may be used in an abusive manner. These claims or perceptions, which we believe are unsubstantiated, could reduce our product sales.

A significant portion of our revenue is derived from our core product category.

We are dependent on our core directional product category to generate our revenues. While we have expanded our product offering to include omnidirectional products and SaaS systems and solutions, no assurance can be given that our core directional products will continue to have market acceptance or that they will maintain their historical levels of sales. The loss or reduction of sales of this product category could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

We may not successfully penetrate the mass notification market.

The mass notification market is substantial in size and projected to grow globally over the next five years. While there are a number of large companies already established in this market, we believe our unique SaaS systems and solutions, the clear, intelligible voice capability of our Genasys speaker products, and our unified software/hardware platform provide us with competitive advantages. Based on the increase in global public safety and enterprise threats, we continue to invest in marketing, selling, and software development resources to become successful in this growing market. However, we are competing against established competitors that have greater resources and have successfully penetrated the market.

Our margins could be impacted as we expand into the emergency response and mass notification market.

Our sales strategy for fiscal year 2023 and beyond is to increase our share of the growing emergency response and mass notification market with our critical communications solutions. A number of large companies currently have a substantial share of the market. While we believe we have a strong product platform that can successfully compete against these larger players, given the highly competitive environment, we expect to confront pricing pressures, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. As of September 30, 2022, we had a warranty reserve of $0.1 million. While our warranty experience with our product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

System disruptions and security threats to our computer networks, including breach of our or our customers’ confidential information, could have a material adverse effect on our business and our reputation.

Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts committed by foreign or domestic persons, natural disasters, and network and communications failures. We periodically perform vulnerability self-assessments and engage service providers to perform independent vulnerability assessments and penetration tests. However, despite network security measures, our servers and the servers at our service providers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyberattacks, and other security problems and system disruptions. Increasing socioeconomic and political instability in some countries has heightened these risks. Despite the precautions we and our service providers have taken, our systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations.

Additionally, the confidential information that we collect subjects us to additional risks and costs that could harm our business and our reputation. We collect, retain and use personal information of our employees, including personally identifiable information, tax return information, financial data, bank account information, and other data. Although we employ various network and business security measures to limit access to and use of such personal information, we cannot guarantee that a third party will not circumvent such security measures, resulting in the breach, loss or theft of the personal information of our employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could restrict our use of personal information and require notification of data breaches. A violation of any laws or regulations relating to the collection, retention or use of personal information could also result in the imposition of fines or lawsuits against us.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $0.9 million as of September 30, 2022. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete or inferior.

Technological competition from larger, more established electronic and loudspeaker manufacturers and software providers is expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs, and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed, or may succeed in developing, technologies and products that are more effective than ours, rendering our technology and products obsolete or noncompetitive.

Adverse resolution of disputes, litigation and claims may harm our business, operating results or financial condition.

We may become a party to litigation, disputes, and claims in the normal course of our business. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse effect on our business, operating results or financial condition.

Our competitive position will be seriously damaged if we cannot protect intellectual property rights and trade secrets in our technology.

We rely on a combination of contracts, trademarks, and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, and our competitors may be able to independently develop competing technologies, or the agreements we enter into may not be enforceable. A competitor may independently develop or patent technologies that are substantially equivalent to, or superior to, our technology. If this happens, our competitive position could be significantly harmed.

We may face personal injury and other liability claims that harm our reputation and adversely affect our operating results and financial condition.

While our products have been engineered to reduce the risk of damage to human hearing or human health, we could be exposed to claims of hearing damage if the product is not properly operated. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories, including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may also become too costly for us or may become unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance, which would materially and adversely affect our operating results and financial condition. Significant litigation could also result in negative publicity and a diversion of management’s attention and resources.

Our international operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates, and changes in regulations that govern international transactions.

We sell our products worldwide. In fiscal years 2022 and 2021, revenues outside of the U.S. accounted for approximately 15% and 19% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

•         changes in tariff regulations;

•         political instability, war, terrorism, and other political risks;

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

•         greater difficulty in safeguarding our technology, proprietary data, and intellectual property in international jurisdictions than in the U.S.; and

•         difficulty in staffing and managing geographically diverse operations.

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

Our operations are subject to environmental regulation in areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition of our products, including restrictions on lead, cadmium, and other substances. We do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business. However, the costs and timing of costs under environmental laws are difficult to predict.

Errors or defects contained in our products, failure to comply with applicable safety standards or a product recall could result in delayed shipments or rejection of our products, damage to our reputation, and expose us to regulatory or other legal action.

Any defects or errors in the operation of our products may result in delays in their introduction. In addition, errors or defects may be uncovered after commercial shipments have begun, which could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources, and increased customer service and support costs and warranty claims, any of which could harm our business. Third parties could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to obtain adequate liability insurance in the future. Because we are a smaller company, a product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce or deplete our financial resources.

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

Our products are made from a wide range of materials and have a large number of components and sub-assemblies (including semiconductors and other electronic components) produced by numerous outside suppliers around the world. Because not all of our supply arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation, all of which could continue or escalate in the future. The effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate these risks. If these disruptions occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operations, and financial position.

Although we assemble our products internally, we have some sub-assemblies and components produced by third party manufacturers. We may be required to outsource manufacturing if sales of our products increase significantly. We may be unable to obtain acceptable manufacturing sources on a timely basis. In addition, from time to time we may change manufacturers and any new manufacturer engaged by us may not perform as expected. An extended interruption in the supply of our products could result in a substantial loss of sales. Furthermore, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased warranty costs, product returns, and buybacks. Failure to maintain quality manufacturing could reduce future revenues, adversely affecting our financial condition and results of operations.

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

We derive revenue from government contracts and subcontracts, which are often non-standard, may involve competitive bidding, may be subject to cancellation with or without penalty, and may produce volatility in earnings and revenue.

Our sales to government customers have involved, and are expected in the future to involve, providing products and services under contracts or subcontracts with U.S. federal, state, local, and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	contain onerous procurement procedures; and

•	be subject to cancellation if government funding becomes unavailable.

Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays, and possible loss of the contract for the winning bidder.

Our success is dependent on the performance of our executive team, and the cooperation, performance, and retention of our executive officers and key employees.

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

We are also dependent on our ability to retain and motivate high quality personnel, especially sales and skilled engineering personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified managerial, sales, and technical personnel in the future. The inability to attract and retain the necessary managerial, sales and technical personnel could cause our business, operating results or financial condition to suffer.

Risks Related to Our Financial Statements and Operating Results

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, most of which are beyond our control and could result in our failure to achieve our revenue expectations.

We expect our proprietary acoustic products, software products, and integrated solutions will be the source of substantially all our revenues for at least the near future. Revenues from these products and solutions are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and supply sound reproduction components to customers, distributors or original equipment manufacturers (“OEMs”) or to license our technologies;

•	market acceptance of and changes in demand for our products or products of our customers;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	delays in funding approval by U.S. and foreign government and military customers;

•	the availability, pricing, and timeliness of delivery of components for our products and OEM products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees, and by our competitors;

•	production delays by customers, distributors, OEMs, or by us or our suppliers;

•	increased competition in this market;

•	the conditions of other industries, such as military and commercial industries, into which our technologies may be sold;

•	general electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

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

New laws, regulations and standards, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, compliance costs and enforcement under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), XBRL interactive SEC filings, new SEC regulations, and NASDAQ Stock Market rules. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten, and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our disclosure controls and procedures may not prevent or detect all acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing, and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2022, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Risks Related to Our Capital Stock

Sales of common stock issuable on the exercise of outstanding options, may depress the price of our common stock.

As of September 30, 2022, we had outstanding options granted to our employees, consultants, advisors, and directors to purchase 3,940,899 shares of our common stock and we had 343,175 restricted stock units outstanding. As of September 30, 2022, the exercise prices for the options ranged from $1.31 to $8.03 per share. The issuance of shares of common stock upon the exercise of outstanding options and the release of outstanding restricted stock units could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Item 1B.         Unresolved Staff Comments.

None.

Item 2.         Properties

Our executive offices, sales, research and development and production facilities are located at 16262 West Bernardo Drive, San Diego, California. The lease of 55,766 square feet commenced July 1, 2018 and expires August 31, 2028. The aggregate monthly payments, with abatements, are $81 thousand, $84 thousand, $86 thousand, $89 thousand, $92 thousand and $94 thousand per month for the fifth through tenth years of the lease, respectively, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2022 and 2021:

	Sales Prices
	High	Low

Fiscal Year Ending September 30, 2021
First Quarter	$7.32	$5.79
Second Quarter	$8.33	$6.16
Third Quarter	$7.50	$5.01
Fourth Quarter	$5.89	$4.92

Fiscal Year Ending September 30, 2022
First Quarter	$5.43	$3.30
Second Quarter	$4.17	$2.67
Third Quarter	$4.07	$2.40
Fourth Quarter	$3.62	$2.63

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 36,703,471 shares issued and outstanding held by 928 holders of record of our common stock as of December 5, 2022.

Dividends

There were no dividends declared and paid during the years ended September 30, 2022 and 2021. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5 million of its outstanding common shares.

During the year ended September 30, 2022, 259,310 shares were repurchased for $1.0 million. There were no shares repurchased during the year ended September 30, 2021. As of September 30, 2022, all repurchased shares were retired. As of September 30, 2022, $3.0 million was available for share repurchase under this program.

Item 6.         Reserved

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

Overview

Genasys is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect people. Our unified software/hardware platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. The Genasys critical communications platform uses this information to create and disseminate alerts, warnings, notifications, and instructions to at-risk individuals and populations through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Our unified critical communications platform includes:

Software

GEM Public Safety

GEM Public Safety is an interactive, cloud-based SaaS solution that enables State, Local and Education (“SLED”) customers to send critical information to at-risk individuals or groups when an emergency occurs. GEM acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. GEM customers can create and send critical, verified, and secure notifications and messages using emails, voice calls, text messages, panic buttons, desktop alerts, television, social media, and more.

GEM Enterprise

GEM Enterprise empowers businesses and organizations to send critical communications to at-risk employees, contractors, visitors, or groups based on geographic location or team status. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations, GEM Enterprise solutions integrate with data sources, including active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to employees, staff, contractors, temporary workers, and visitors.

Zonehaven

Zonehaven is a multipronged SaaS application that serves both first responders and the jurisdictions they protect. Emergency services agencies can prepare for natural or man-made disasters by developing evacuation plans that map routes, shelters, traffic control locations, and road closures using Zonehaven's extensive public safety resources and mapped zones. This information is easily shared with the public and reduces the time it takes to execute emergency evacuations and conduct orderly repopulations.

NEWS

NEWS provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. The NEWS platform is cloud-based, geo-redundant, and end-to-end encrypted. NEWS is a SaaS product that requires mobile telecom services for installation and integration. Genasys partners with mobile telecom networks to provide the channels to deliver NEWS SMS and CBC alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration or download required.

Hardware

IMNS

The IMNS product line unites Genasys next generation of mass notification speaker systems with GEM command-and-control software. Most legacy mass notification systems sound sirens, but have limited, if any, voice broadcast capability. Genasys' advanced mass notification systems feature the industry's highest STI, large directional and omni-directional broadcast coverage areas, and an array of options that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

LRAD

The LRAD is the world’s leading AHD. Projecting alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters, LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed on military vehicles, at corporate headquarters, in hostage negotiations, aboard private yachts, and in numerous other situations where clear and intelligible voice communications are essential.

Our critical communications platform is being used in more than 100 countries to help safeguard millions of people in a range of diverse applications that include public safety, emergency warning, mass notification, defense, law enforcement, border and homeland security, critical infrastructure protection, and many more. We continue to develop new critical communications innovations and believe we have established significant competitive advantages in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2022, we accomplished the following:

●	Validated SaaS platform and business model

●	Accelerated momentum in software service sales

●	Received multi-year enterprise SaaS contract from a second global automaker

●	Landed new SaaS contracts in the Utility sector

●	Captured 10 cross-selling opportunities

●	Expanded geographic reach in 19 new U.S. states

●	Significantly increased the number of customers for Genasys’ comprehensive suite of public safety, emergency warning, and evacuation solutions

●	Announced GEM government and enterprise software contracts and expanded GEM and Zonheaven software services in multiple cities, counties, and states

●	Awarded NEWS contract to power Slovenia’s nationwide public warning system

●	Grew hardware sales by 15% due to a 457% increase in Integrated Mass Notification System revenue

●	Received $15.7 million LRAD order from the U.S. Army under AHD Program of Record

●	Announced GEM government and enterprise software contracts and expanded GEM and Zonehaven software services in multiple cities, counties, and states

●	Awarded NEWS contract to power Slovenia’s nationwide public warning system

●	Announced next generation IMNS installations in Japan and with the U.S. Army order

●	Received and shipped orders for the new LRAD 950NXT, the Company’s next generation remotely operated long-range communications system

Business Outlook

Our products, systems, and solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management, and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security, and critical infrastructure. Our products, systems, and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

Genasys has developed a global market and an increased demand for LRADs and advanced mass notification speakers. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility, and product reliability. We intend to continue building on our AHD market leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events, and civil unrest require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

By providing the only SaaS platform that unifies sensors and IoT inputs with multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information, and instructions before, during, and after public safety and enterprise threats.

While the software and hardware mass notification markets are more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning and critical communications markets.

In fiscal 2023, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2022 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

Our research and development strategy involves incorporating further innovations and capabilities into our GEM, Zonehaven, NEWS, IMNS and LRAD products, systems, and solutions to meet the needs of our target markets.

Our GEM, Zonehaven, and NEWS software solutions are more complex offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our GEM, Zonehaven, and NEWS software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

A large number of components and sub-assemblies manufactured by outside suppliers within our supply chain are produced within 50 miles of our facility. We do not source component parts from suppliers in China. It is likely that some of our suppliers source parts in China. The aftermath of the COVID-19 pandemic continues to impact worldwide supply chains and the ability to obtain sufficient amounts of component parts, including semiconductor chips and integrated circuits, resins, coating and other equipment and components. Negative impacts on our supply chain could have a material adverse effect on our business. We communicate with our suppliers regarding measures to alleviate ongoing worldwide supply chain issues.

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through September 30, 2022, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

The methods, estimates, and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the U.S., have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), outlines a, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

We derive our revenue from the sale of products and services to customers, contracts, license fees, other services, and freight. The Company sells its products and services through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods, including software, when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company, and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

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

Warranty, maintenance, and services

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

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as when selling a product or perpetual licenses that may include maintenance and support (included in the price of the perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or an expected cost plus margin approach to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

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

Allowance for doubtful accounts. Our products are sold to customers in many different markets and geographic locations. We estimate our bad debt reserve on a case-by-case basis due to a limited number of customers. We base these estimates on many factors, including customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Our judgments and estimates regarding collectability of accounts receivable have an impact on our financial statements.

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

Valuation of Intangible Assets. Intangible assets consist of technology, customer relationships, trade name portfolio, and non-compete agreements acquired in the acquisitions of Genasys Spain and Zonehaven and the Amika Mobile asset purchase and patents and trademarks that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. This generally occurs when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

Valuation of Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. We evaluate goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below the carrying amount. We assess qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by management include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than the carrying amount, a two-step impairment test is performed. For reporting units where we perform the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit.

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

Segment and Related Information

We are engaged in the design, development, and commercialization of critical communications hardware and software solutions designed to alert, inform and protect people. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill, and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 18, Segment Information, in our consolidated financial statements for further discussion.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2022 and 2021

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in thousands of dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years ended
	September 30, 2022		September 30, 2021
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$48,637	90.0%	$41,602	88.5%	$7,035	16.9%
Contract and other	5,398	10.0%	5,401	11.5%	(3)	(0.1%)
Total revenues	54,035	100.0%	47,003	100.0%	7,032	15.0%

Cost of revenues	27,693	51.3%	23,577	50.2%	(4,116)	(17.5%)
Gross Profit	26,342	48.7%	23,426	49.8%	2,916	12.4%

Operating expenses
Selling, general and administrative	21,688	40.1%	17,424	37.1%	(4,264)	(24.5%)
Goodwill impairment	13,162	24.4%	-	0.0%	(13,162)	(100.0%)
Research and development	7,023	13.0%	4,918	10.5%	(2,105)	(42.8%)
Total operating expenses	41,873	77.5%	22,342	47.5%	(19,531)	(87.4%)

(Loss) income from operations	(15,531)	(28.7%)	1,084	2.3%	(16,615)	(1532.7%)

Other income, net	60	0.1%	54	0.1%	6	11.1%

(Loss) income before income taxes	(15,471)	(28.6%)	1,138	2.4%	(16,609)	(1459.5%)
Income tax expense	741	1.4%	434	0.9%	(307)	(70.7%)
Net loss	$(16,212)	(30.0%)	$704	1.5%	$(16,916)	(2402.8%)

Net revenues
Hardware	$50,938	94.3%	$44,233	94.1%	6,705	15.2%
Software	3,097	5.7%	2,770	5.9%	327	11.8%
Total net revenues	$54,035	100.0%	$47,003	100.0%	$7,032	15.0%

Revenues

Revenues increased $7.0 million, or 15%, in the fiscal year ended September 30, 2022. Current fiscal year AHD revenue was $39.5 million, IMNS revenue was $11.4 million, and software revenue was $3.1 million. This represented increases of $9.4 million, or 457%, for IMNS and $0.3 million, or 11%, for software, offset by a decrease of $2.7, or 6%, for AHD revenue compared with the prior year. The receipt of orders is often uneven due to the timing of government budgets or approvals. The increase in software revenue in this fiscal year is largely due to growth in SaaS revenue, partially offset by lower professional services revenue on new software contracts. As of September 30, 2022, we had aggregate deferred revenue and prepayments from customers in advance of product shipment of $6.8 million. The receipt of orders will often be uneven due to the timing of customers’ approval or budget cycles.

Gross Profit

Gross profit for the year ended September 30, 2022, increased $2.9 million or 12.4% compared to fiscal year 2021. This was primarily due to higher sales volume, offset by increased costs associated with continued investment in personnel to support the growth of our software products and higher product costs in the second half of fiscal year 2022. Gross margin as a percentage of sales was 48.7% this year, compared to 49.8% in the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.3 million, or 24.5%. The increase was primarily due to $1.9 million of additional employee related costs, largely associated with our 13% increase in sales and administration personnel over the prior year to support software revenue growth opportunities. In addition, amortization expense increased $1.0 million, and marketing related, and travel expenses increased $1.2 million over the prior year.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses for fiscal 2022 and 2021 of $2.1 million and $1.3 million, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential business opportunities. Commission expense will fluctuate based on the nature of our sales.

Goodwill Impairment

As a result of the annual goodwill impairment analysis, we recognized a $13.2 million non-cash goodwill impairment charge in our Software segment for the year ended September 30, 2022. For more information, refer to Note 2, Basis of Presentation and Significant Accounting Policies and Note 8, Goodwill and Intangible Assets.

Research and Development Expenses

R&D expenses increased by $2.1 million, or 42.8%, primarily due to a $2.0 million increase in employee-related costs associated with our growth in staffing from 79 to 96.

Included in R&D expenses for the year ended September 30, 2022 was $70 thousand of non-cash share-based compensation expenses, compared to $40 thousand for the year ended September 30, 2021.

Other Income, net

Other income, net, increased by $6 thousand due to changes in interest income and realized gains and losses on foreign currency translation.

Net (Loss) Income

The net loss of $16.2 million for fiscal 2022 was a decrease of $16.9 million compared to fiscal year 2021. This was primarily due to a $13.2 million goodwill impairment charge taken in the fourth quarter of fiscal 2022. Pretax income in fiscal year 2022 was $16.9 million less than the prior year primarily due to a $13.2 million goodwill impairment charge and $3.5 million increase in operating expenses. Income tax expense increased in fiscal year 2022 primarily due to a $1.0 million non-cash charge related to a valuation allowance against deferred tax assets. For additional details, refer to Note 13, Income Taxes, in our consolidated financial statements.

Other Metrics

We monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

Adjusted EBITDA

Adjusted EBITDA represents our net income before other income, net, income tax expense (benefit), depreciation and amortization expense and stock-based compensation. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding allocation of capital, and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the intangible assets that are amortized and property and equipment that is depreciated, will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacement or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net income, and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Years ended
	September 30,
	2022	2021
Net (loss) income	$(16,212)	$704
Other income, net	(60)	(54)
Income tax (benefit) expense	741	434
Depreciation and amortization	2,556	1,597
Impairment of goodwill	13,162	-
Stock-based compensation	2,227	1,424
Adjusted EBITDA	$2,414	$4,105

Segment Results

Segment results include net sales and operating income by segment. Corporate expense including various administrative expenses and costs of a publicly traded company are included in the Hardware segment as per historical financial reporting.

	Software				Hardware
	Years ended September 30,				Years ended September 30,
	2022	2021	$	%	2022	2021	$	%
Revenue	$3,097	$2,771	$326	11.8%	$50,938	$44,232	$6,706	15.2%
Operating (loss) income	(24,791)	(6,787)	(18,004)	265.3%	9,260	7,871	1,389	17.6%

Reconciliation of GAAP to Non-GAAP
Goodwill impairment	13,162	-	13,162	100.0%	-	-	-	0.0%
Depreciation and amortization	2,176	1,222	954	78.1%	380	375	5	1.3%
Stock-based compensation	244	110	134	121.8%	1,983	1,314	669	50.9%
Adjusted EBITDA	$(9,209)	$(5,455)	$(3,754)	68.8%	$11,623	$9,560	$2,063	21.6%

Software Segment

Software segment revenue increased 11.8% over the prior fiscal year. This reflects a 427.3% increase in recurring revenue in the Americas offset by a 41.8% decrease in professional services and licensing revenue compared to the prior fiscal year.

Operating loss increased $18.0 million in the current fiscal year due to a $13.2 million goodwill impairment charge, $1.0 million in additional intangible asset amortization, the inclusion of a full year of Zonehaven operations, and increases in payroll and benefits costs due to increased hiring to support software development and sales.

Hardware Segment

Hardware segment revenue increased $6.7 million, or 15.2%, over the prior year. The increase was largely due to the higher backlog at the start of this fiscal year compared to the prior year amount.

Operating income increased $1.4 million in the current fiscal year due to higher revenue and lower professional services expenses offset by higher non-cash compensation, higher computer related expenses and increased travel expenses

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2022 were $12.7 million, compared with $13.2 million as of September 30, 2021. In addition, we had $6.4 million in short-term marketable securities as of September 30, 2022, compared with $5.7 million as of September 30, 2021, and long-term marketable securities of $0.8 million and $1.9 million as of September 30, 2022 and 2021, respectively. We also had restricted cash of $0.9 million as of September 30, 2022 and $1.4 million as of September 30, 2021. In addition, we have a $10 million line of credit with MUFG Bank. As of September 30, 2022, the Company had no outstanding balances against the line of credit. The credit agreement requires the Company to comply with various financial and operating covenants and as of September 30, 2022, the Company was in compliance with these covenants. Other than cash and expected future cash flows from operating activities in subsequent periods and the line of credit, we have no other unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years ended
	September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$468	$6,150
Investing activities	(89)	(15,554)
Financing activities	(1,063)	13

Operating Activities

Net loss of $16.2 million for the fiscal year ended September 30, 2022, included a $13.2 million goodwill impairment charge and $6.7 million of other non-cash items including share-based compensation expense, deferred income taxes, operating right of use lease amortization, depreciation and amortization, inventory obsolescence, and a provision for warranty. Cash provided by operating activities reflected a $0.2 million increase in accounts payable and a $4.6 million decrease in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities. This was partially offset by a $0.2 million decrease in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, and a $0.8 million decrease in accounts receivable.

Net income of $0.7 million for the fiscal year ended September 30, 2021, included $4.6 million of non-cash items including share-based compensation expense, deferred income taxes, operating right of use lease amortization, unrealized loss on a foreign currency forward contract, depreciation and amortization, inventory obsolescence, and a provision for warranty. Cash provided by operating activities reflected a $0.6 million increase in accounts payable and a $4.9 million increase in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities. This was partially offset by a $1.6 million increase in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, a $2.1 million increase in accounts receivable that resulted from higher current year fiscal fourth quarter shipments, and a $0.8 million increase in inventory.

We had accounts receivable of $6.7 million and $7.7 million as of September 30, 2022 and 2021, respectively. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers. Our receivables can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers.

As of September 30, 2022 and 2021, our working capital was $20.2 million and $18.0 million, respectively. The increase in working capital was largely the result of a decrease in customer deposits of $3.9 million offset by a $0.8 million decrease in accounts receivable and a $0.2 million decrease in prepaid expenses.

Investing Activities

In the fiscal year ended September 30, 2022, we used $6.8 million of cash to purchase short and long-term marketable securities, compared with using $5.1 million to purchase short and long-term marketable securities in the fiscal year ended September 30, 2021. In the fiscal year ended September 30, 2022, we had proceeds from maturities of available for sale marketable securities of $7.1 million, compared with $5.6 million in fiscal year 2021.

In the fiscal year ended September 30, 2021, we used $15.8 million in cash to complete the Amika Mobile asset purchase and Zonehaven acquisition in the first and third quarters of fiscal year 2021.

We also used cash in investing activities for the purchase of product tooling, computer equipment, and leasehold improvements for our operating facilities. Cash used for capital expenditures was $0.4 million and $0.2 million in the fiscal years ended September 30, 2022 and 2021, respectively. We anticipate additional expenditures for capital expenditures in fiscal year 2023 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2022 and 2021, we received proceeds from the exercise of stock options of $0.3 million and $0.2 million, respectively.

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the Board of Directors extended the buyback program until December 31, 2022. The previous program expired on December 31, 2018.

During the year ended September 30, 2022, 259,310 shares were repurchased for $1.0 million. There were no shares repurchased during the year ended September 30, 2021. As of September 30, 2022, all repurchased shares were retired. As of September 30, 2022, $3.0 million was available for share repurchase under this program.

Commitments

We are committed for our facility lease through August 30, 2028, as more fully described in Note 12, Leases, in our consolidated financial statements.

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. All of the Company’s key employees are entitled to participate in the bonus plan. During the years ended September 30, 2022 and 2021, the Company recorded $1.7 million and $2.6 million, respectively, in bonus expense, and related payroll tax expense in connection with the bonus plans. Bonus related expense is included in “Accrued liabilities” on the Consolidated Balance Sheet.

The Company is party to an employment agreement with our chief executive officer that provides for severance benefits, including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of the fiscal year, and vesting of a portion of stock options held by at the time of termination. The agreement also has a change in control clause whereby the chief executive officer would be entitled to receive specific severance and equity vesting benefits if specified termination events occur.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act Reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act Reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the guidelines established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since September 30, 2021, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.         Other Information.

None

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2023 (the “Proxy Statement”).

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

10.7

Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 16, 2017.+

10.8

Form of Restricted Stock Unit Award Agreement For Employees under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 on Form 10-K for the year ended September 30, 2018, filed December 21,2018.+

10.9	Amended and Restated Employment Agreement, dated November 29, 2022, by and among Genasys Inc. and Richard Danforth. Incorporated by reference to Exhibit 10.1 on Form 8-K filed November 30, 2022. +

10.10	Employment Offer Letter, dated September 18, 2017, between LRAD Corporation and Dennis Klahn. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 21, 2017.+

10.11	Loan Agreement, effective March 12, 2021, by and between Genasys Inc. and MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 17, 2021.

10.12	Commercial Promissory Note, effective March 12, 2021, issued by Genasys Inc. in favor of MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.3 on Form 8-K filed March 17, 2021.

10.13	Security Agreement, effective March 12, 2021, issued by Genasys Inc. and MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.3 on Form 8-K filed March 17, 2021.

10.14

Board Adviser Agreement, dated November 1, 2021, between Genasys Inc. and John G. Coburn. Incorporated by reference to Exhibit 10.14 on Form 10-K for the year ended September 30, 2021, filed November 23, 2021.+

10.15	Change in Control Severance Benefit Plan. Incorporated by reference to Exhibit 10.01 on Form 10-Q for the quarter ended December 31, 2021 filed February 7, 2022.+

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended September 30, 2021, filed November 23, 2021.

23.	Consents of Experts and Counsel

23.1	Consent of Baker Tilly US, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

Genasys Inc.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genasys Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill for the software reporting unit

Critical Audit Matter Description

As discussed in Note 8 of the consolidated financial statements, goodwill is tested at the reporting unit level for impairment at least annually, and more frequently if the Company believes indicators of impairment exist. The Company determined that the software reporting unit’s goodwill was impaired and recorded an impairment loss of approximately $13.2 million. As a result, the Company's remaining consolidated goodwill balance was $10.1 million as of the year ended September 30, 2022.

Management's estimate of the fair value of the reporting unit was determined using the guideline public company method and guideline merged and acquired company method, both of which are forms of the market approach.

The determination of fair value using these techniques includes assumptions about sales growth and valuation multiples which consider marketplace data.

We identified the goodwill impairment assessment of the software reporting unit as a critical audit matter due to: (i) the significant judgment by management when developing the fair value measurements of the reporting unit, (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s anticipated future cash flows and significant assumptions related to sales growth and valuation multiples, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

■	Obtaining an understanding and evaluating the design and implementation of the Company's controls over the goodwill impairment assessment process.

■	Reviewing management's goodwill impairment analysis memorandum including the fair value of reporting unit.

■

Evaluating whether the assumptions used were reasonable by considering the past performance of the reporting units and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

■	Comparing the actual results to those historically forecasted by the Company.

■

Utilizing an auditor-engaged valuation specialist to assist in evaluating the valuation methodologies used by the Company for the goodwill impairment assessment by comparing the methodologies to those utilized by other companies holding similar assets, and to compare management's assumption inputs to information from external sources and available economic forecasts and data.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2007.

San Diego, California

December 16, 2022

Genasys Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,736	$13,167
Short-term marketable securities	6,397	5,686
Restricted cash	100	279
Accounts receivable, net of allowance for doubtful accounts of $181 and $127	6,744	7,682
Inventories, net	6,008	6,416
Prepaid expenses and other	3,577	2,255
Total current assets	35,562	35,485

Long-term marketable securities	781	1,875
Long-term restricted cash	823	1,082
Deferred tax assets, net	7,373	8,039
Property and equipment, net	1,757	1,755
Goodwill	10,118	23,834
Intangible assets, net	10,505	12,804
Operating lease right of use assets	4,541	4,862
Other assets	394	392
Total assets	$71,854	$90,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,334	$2,160
Accrued liabilities	12,083	14,111
Notes payable	-	296
Operating lease liabilities, current portion	948	899
Total current liabilities	15,365	17,466

Other liabilities, noncurrent	907	995
Operating lease liabilities, noncurrent	5,189	5,709
Total liabilities	21,461	24,170

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,611,240 and 36,403,833 shares issued and outstanding, respectively	-	-
Additional paid-in capital	108,551	107,110
Accumulated deficit	(57,366)	(41,154)
Accumulated other comprehensive income (loss)	(792)	2
Total stockholders' equity	50,393	65,958
Total liabilities and stockholders' equity	$71,854	$90,128

See accompanying notes

Genasys Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended September 30,
	2022	2021
Revenues:
Product sales	$48,637	$41,602
Contract and other	5,398	5,401
Total revenues	54,035	47,003
Cost of revenues	27,693	23,577

Gross profit	26,342	23,426

Operating expenses
Selling, general and administrative	21,688	17,424
Research and development	7,023	4,918
Goodwill impairment	13,162	-
Total operating expenses	41,873	22,342

(Loss) income from operations	(15,531)	1,084

Other income, net	60	54

(Loss) income before income taxes	(15,471)	1,138
Income tax expense	741	434
Net (loss) income	$(16,212)	$704

Net (loss) income per common share:
Basic	$(0.44)	$0.02
Diluted	$(0.44)	$0.02
Weighted average common shares outstanding:
Basic	36,495,012	34,409,478
Diluted	36,495,012	35,589,148

Genasys Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Years ended September 30,
	2022	2021
Net (loss) income	$(16,212)	$704
Other comprehensive (loss) income
Unrealized loss on marketable securities	(90)	(8)
Unrealized foreign currency translation (loss) gain	(704)	260
Comprehensive (loss) income	$(17,006)	$956

See accompanying notes

Genasys Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except par value and share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance as of September 30, 2020	33,561,544	$336	$91,248	$(41,858)	$(250)	$49,140

Share-based compensation expense	-	-	1,424	-	-	1,424
Issuance of common stock upon exercise of stock options, net	104,796	1	210	-	-	210
Issuance of common stock upon vesting of restricted stock units	228,633	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(22,073)	-	(141)	-	-	(141)
Issuance of common stock in business combination	2,165,824	22	10,938	-	-	10,938
Obligation to issue common stock	-		3,431	-	-	3,431
Release of obligation to issue commons stock	365,109	3	-	-	-	-
Accumulated other comprehensive income	-	-	-	-	252	252
Net income	-	-	-	704	-	704
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958

Share-based compensation expense	-	-	2,227	-	-	2,227
Issuance of common stock upon exercise of stock options, net	145,235	2	282	-	-	282
Issuance of common stock upon vesting of restricted stock units	270,262	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(18,344)	-	(70)	-	-	(70)
Stock buyback	(259,310)	(2)	(998)	-	-	(998)
Release of obligation to issue common stock	69,564	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(794)	(794)
Net loss	-	-	-	(16,212)	-	(16,212)
Balance as of September 30, 2022	36,611,240	366	$108,551	(57,366)	$(792)	$50,393

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

`	Years ended September 30,
	2022	2021
Operating Activities:
Net loss	$(16,212)	$704

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill	13,162	-
Depreciation and amortization	2,556	1,597
Amortization of debt issuance costs	19	11
Provision for doubtful accounts	55	-
Warranty provision	86	54
Inventory obsolescence	333	379
Stock-based compensation	2,227	1,424
Realized loss on foreign currency forward contract	-	(76)
Deferred income taxes	666	433
Amortization of operating lease right of use asset	746	694
Accretion of acquisition holdback liability	48	46

Changes in operating assets and liabilities:
Accounts receivable, net	836	(2,138)
Inventories, net	75	(846)
Prepaid expenses and other	242	(1,634)
Accounts payable	199	600
Accrued and other liabilities	(4,570)	4,902
Net cash provided by operating activities	468	6,150

Investing Activities:
Purchases of marketable securities	(6,830)	(5,144)
Proceeds from maturities of marketable securities	7,122	5,646
Cash paid for acquisitions net of cash acquired	-	(15,848)
Capital expenditures	(381)	(208)
Net cash used in investing activities	(89)	(15,554)

Financing Activities:
Proceeds from exercise of stock options	282	210
Repurchase of common stock	(998)	-
Shares retained for payment of taxes in connection with settlement of restricted stock units	(70)	(141)
Payments on promissory notes	(277)	(18)
Cash paid for debt issuance costs	-	(38)
Net cash (used in) provided by financing activities	(1,063)	13
Effect of foreign exchange rate on cash	(185)	(77)
Net decrease in cash, cash equivalents, and restricted cash	(869)	(9,468)
Cash, cash equivalents and restricted cash, beginning of period	14,528	23,996
Cash, cash equivalents and restricted cash, end of period	$13,659	$14,528

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$12,736	$13,167
Restricted cash, current portion	100	279
Long-term restricted cash	823	1,082
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$13,659	$14,528

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended September 30,
	2022	2021
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(90)	$(7)
Common stock issued in connection with the purchase of Zonehaven	$-	$(10,938)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(832)	$(1,248)
Initial measurement of operating lease right of use assets	$466	$259
Initial measurement of operating lease liabilities	$466	$259

Business combinations accounted for as a purchase
Fair value of net assets acquired	$-	$30,980

Genasys Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share and share amounts)

1. OPERATIONS

Genasys Inc. is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect people. The Company's unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. The Company uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory, intangible assets and goodwill, warranty reserve, valuation of operating lease right of use assets and operating lease liabilities, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers. It is customary for the Company to require a deposit as collateral. As of September 30, 2022, accounts receivable from two customers accounted for 43% and 19% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. As of September 30, 2021, accounts receivable from two customers accounted for 66% and 18% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of September 30, 2022 and 2021, the amount of cash and cash equivalents was $12,736 and $13,167, respectively.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of September 30, 2022 and 2021, the amount of restricted cash was $923 and $1,361, respectively, which is included in “Restricted cash” and “Long-term restricted cash” in the consolidated balance sheet.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries accounts receivable at historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is probable: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is probable, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue as of September 30, 2022 or 2021 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. As of September 30, 2022 and 2021, the Company had an allowance for doubtful accounts of $181 and $127, respectively.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal years 2022 and 2021, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $105 during the year ended September 30, 2022 for parts and demo equipment that may not be utilized. The Company increased its inventory reserve by $183 during the year ended September 30, 2021 for parts and demo equipment that may not be utilized.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below the carrying amount. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company recorded a $13,162 goodwill impairment charge associated with the software reporting unit. Refer to Note 8, Goodwill and Intangible Assets for more information.

LEASES

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) in the fiscal year beginning October 1, 2019. In accordance with the guidance in ASC 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of ASC 842. Refer to Note 12, Leases for more information.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $640 and $232 for the fiscal years ended September 30, 2022 and 2021, respectively. Actual revenues from shipping and handling were $836 and $266 for the fiscal years ended September 30, 2022 and 2021, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and were $677 and $193 for the years ended September 30, 2022 and 2021, respectively.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $159 and $146 as of September 30, 2022 and 2021, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and finite-lived intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of an intangible asset exceeds the fair value, or if changes in facts and circumstances indicate impairment, an impairment loss is measured and recognized using the asset’s fair value. There was no impairment of long-lived assets for the years ended September 30, 2022 and September 30, 2021. Refer to Note 5, Fair Value Measurements and Note 8, Goodwill and Intangible Assets for additional information.

SEGMENT INFORMATION

The Company is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect people. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 18, Segment Information, for additional information.

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. Refer to Note 17, Net (Loss) Income Per Share, for additional information.

DERIVATIVES

The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records all derivatives on the Consolidated Balance Sheet at fair value using available market information and other observable data. See Note 5, Fair Value Measurements, for additional information.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Genasys Spain is the Euro and the function currency of Genasys Canada is the Canadian dollar. The Company translates the assets and liabilities of Genasys Spain and Genasys Canada at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys Spain and Genasys Canada at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions, are included in the consolidated statements of operations. The translation loss for the period was $704 resulting from transactions between Genasys U.S. and Genasys Spain and Genasys Canada, the timing of transactions in relation to changes in exchange rates and the fluctuation in the exchange rate between foreign currencies and the U.S. dollar. For the year ended September 30, 2021, there was a translation gain of $260.

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

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2022 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management evaluated events subsequent to September 30, 2022, through the date the accompanying consolidated financial statements are filed with the Securities and Exchange Commission and noted that there were no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2022.

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

4. REVENUE RECOGNITION

ASC 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of September 30, 2022 and September 30, 2021, including the change between the periods. There were no contract assets as of September 30, 2022 and September 30, 2021. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2021	$8,701	$1,428	$10,129
New performance obligations	14,394	2,832	17,226
Recognition of revenue as a result of satisfying performance obligations	(18,371)	(2,179)	(20,550)
Effect of exchange rate on deferred revenue	-	(27)	(27)
Balance as of September 30, 2022	$4,724	$2,054	$6,778
Less: non-current portion	-	(227)	(227)
Current portion as of September 30, 2022	$4,724	$1,827	$6,551

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6,778. The Company expects to recognize revenue on approximately $6,551, or 97%, of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of September 30, 2022 or September 30, 2021. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the years ended September 30, 2022 and 2021.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2022 and 2021. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive (loss) income until recognized in earnings upon the sale or maturity of the security.

	September 30, 2022
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,316	$-	$1,316	$1,316	$-	$-

Level 2:
Certificates of deposit	800	-	800	-	498	302
Municipal securities	4,066	(65)	4,001	-	3,772	229
Corporate bonds	2,402	(25)	2,377	-	2,127	250
Subtotal	7,268	(90)	7,178	-	6,397	781

Total	$8,584	$(90)	$8,494	$1,316	$6,397	$781

	September 30, 2021
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$932	$-	$932	$932	$-	$-

Level 2:
Certificates of deposit	1,494	-	1,494	-	694	800
Municipal securities	5,139	(1)	5,138	-	4,205	933
Corporate bonds	928	1	929	-	787	142
Subtotal	7,561	-	7,561	-	5,686	1,875

Total	$8,493	$-	$8,493	$932	$5,686	$1,875

Instruments measured at Fair Value on a Non-Recurring Basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use assets (“ROU assets”) are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for goodwill and intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the software reporting unit was less than the carrying value. In addition to increased costs and continued losses in the software reporting unit, the Company considered macroeconomic conditions including a deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, peer companies, and major market indices since September 30, 2021.  The Company engaged independent valuation experts to assist in determining the fair value of the software reporting unit.  As a result of this analysis, the Company recorded a $13,162 goodwill impairment charge associated with the software reporting unit.

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2022. There were no business combinations during the twelve months ended September 30, 2022. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

	Carrying Value	Level 1	Level 2	Level 3	Gain/ (Loss)
Goodwill from software reporting unit	$10,118	$-	$-	$23,280	$(13,162)
Operating lease ROU asset	$466	$-	$-	$466	$-

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$728) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2021	$687
Accretion	48
Currency translation	(55)
Balance as of September 30, 2022	$680

6. INVENTORIES

Inventories consisted of the following:

	September 30,
	2022	2021
Raw materials	$5,277	$5,449
Finished goods	844	842
Work in process	744	877
Inventories, gross	6,865	7,168
Reserve for obsolescence	(857)	(752)
Inventories, net	$6,008	$6,416

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2022	2021
Office furniture and equipment	$1,432	$1,261
Machinery and equipment	1,391	1,270
Leasehold improvements	2,172	2,154
Construction in progress	104	-
Property and equipment, gross	5,099	4,685
Accumulated depreciation and amortization	(3,342)	(2,930)
Property and equipment, net	$1,757	$1,755

	Years ended September 30,
	2022	2021
Depreciation and amortization expense	$403	$406

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain and Zonehaven, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the software reporting unit was less than the carrying value. The Company engaged independent valuation experts to assist in determining the fair value of the software reporting unit and recorded a $13,162 goodwill impairment charge. As of September 30, 2022 and September 30, 2021, goodwill was $10,118 and $23,834 respectively. There were no impairments to goodwill during the year ended September 30, 2021.

Intangible assets and goodwill related to Genasys Spain are translated from Euro to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $458. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the year ended September 30, 2022, related to goodwill and intangible assets from the Amika Mobile asset purchase was a decrease of $241.

The changes in the carrying amount of goodwill by segment for the year ended September 30, 2022, are as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$-	$23,834	$23,834
Impairment	-	(13,162)	(13,162)
Currency translation	-	(554)	(554)
Balance as of September 30, 2022	$-	$10,118	$10,118

The Company’s intangible assets consisted of the following:

	September 30,
	2022	2021
Technology	$11,886	$12,065
Customer relationships	1,715	1,855
Trade name portfolio	590	625
Non-compete agreements	206	244
Patents	72	72
	14,469	14,861
Accumulated amortization	(3,964)	(2,057)
	$10,505	$12,804

The changes in the carrying amount of intangible assets by segment for the year ended September 30, 2022, are as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$25	$12,779	$12,804
Amortization	(4)	(2,150)	(2,154)
Currency translation	-	(145)	(145)
Balance as of September 30, 2022	$21	$10,484	$10,505

	Years ended
	September 30,
	2022	2021
Amortization expense	$2,154	$1,191

Estimated amortization expense for the fiscal year ending September 30,

2023	$2,094
2024	2,083
2025	1,974
2026	1,843
2027	1,669
Thereafter	842
Total estimated amortization expense	$10,505

9. PREPAID EXPENSES AND OTHER

	September 30,
	2022	2021
Deposits for inventory	$461	$997
Prepaid insurance	360	395
Dues and subscriptions	182	213
Prepaid professional services	-	158
Prepaid commissions	228	82
Trade shows and travel	471	95
Canadian goods and services and harmonized sales tax receivable	1,631	-
Other	244	315
	$3,577	$2,255

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

Prepaid commissions

Prepaid commissions represent the current portion of sales commissions paid in connection with obtaining a contract with a customer. These costs are deferred and are amortized on a straight-line basis over the period of benefit, which is three to five years. Amortization of prepaid commissions is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Trade shows and travel

Trade shows and travel consists of payments made in advance for trade show events.

Canadian goods and services and harmonized sales tax receivable

The goods and services tax and harmonized sales tax (“GST/HST”) is a Canadian value-added tax that applies to many goods and services. Registrants may claim refundable tax credits for GST/HST incurred through filing periodic tax returns. This GST/HST receivable is a receivable from the Canadian Revenue Agency.

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2022	2021
Payroll and related	$3,003	$3,726
Deferred revenue	1,827	1,120
Customer deposits	4,724	8,701
Accrued contract costs	809	416
Warranty reserve	159	146
Canadian goods and services and harmonized sales tax payable	1,556	-
Other	5	2
Total	$12,083	$14,111

Other liabilities - noncurrent consisted of the following:

	September 30,
	2022	2021
Deferred extended warranty revenue	$227	$308
Asset purchase holdback liability	680	687
Total	$907	$995

Payroll and related

Accrued payroll and related consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits.

Deferred revenue

Deferred revenue as of September 30, 2022 included prepayments from customers for services, including extended warranty, scheduled to be performed in the year ending September 30, 2023.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered during the year ending September 30, 2023.

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

Warranty reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2022	2021
Beginning balance	$146	$126
Warranty provision	86	56
Warranty settlements	(73)	(36)
Ending balance	$159	$146

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

Canadian goods and services and harmonized sales tax payable

The GST/HST is a Canadian value-added tax that applies to many goods and services. This represents amounts owed to the Canadian Revenue Agency by the Company’s Canadian subsidiary.

Deferred extended warranty revenue

Deferred extended warranty revenue consists of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$728) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the consolidated balance sheet.

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

The changes in the carrying amount of debt for the year ended September 30, 2022, are as follows:

Balance as of September 30, 2021	$296
Payments	(277)
Currency translation	(19)
Balance as of September 30, 2022	$-

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of September 30, 2022, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs have and will be amortized on a straight-line basis over the term of the loan.

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

For leases beginning on or after October 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. Certain of the Company’s leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of existing lease agreements were not included in the determination of the operating lease liabilities and the ROU assets. Variable payments such as excess usage fees on existing equipment leases were not included in the determination of the lease liabilities and the ROU assets as the achievement of the specified target that triggers the variable lease payment is not considered probable. In addition, the Company’s facility lease in Spain has an escalating lease clause based on a consumer price index which is considered a variable lease payment and is not included in the determination of the lease liability and ROU asset. A 10% increase in the index would increase the total lease liability approximately $42. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

During the year ended September 30, 2022, the Company added an additional operating ROU asset of $466 and operating lease liabilities of $466 for office space and equipment. During the year ended September 30, 2021, the Company added an additional operating ROU asset of $259 and operating lease liabilities of $259 for office space. The tables below show the operating ROU assets and liabilities as of September 30, 2021, and the balances as of September 30, 2022, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2021	$4,862
Additional operating lease ROU assets	466
Less amortization of operating lease ROU assets	(746)
Effect of exchange rate on operating lease ROU assets	(41)
Operating lease ROU assets as of September 30, 2022	$4,541

Operating lease liabilities
Operating lease liabilities as of September 30, 2021	$6,608
Additional operating lease liabilities	466
Less lease principal payments on operating lease liabilities	(894)
Effect of exchange rate on operating lease liabilities	(43)
Operating lease liabilities as of September 30, 2022	6,137
Less non-current portion	(5,189)
Current portion as of September 30, 2022	$948

As of September 30, 2022, the Company’s operating leases have a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 4.1%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2023	$1,179
2024	1,177
2025	1,154
2026	1,169
2027	1,191
Thereafter	1,038
Total undiscounted operating lease payments	6,908
Less imputed interest	(771)
Present value of operating lease liabilities	$6,137

For the years ended September 30, 2022 and 2021, total lease expense under operating leases was approximately $1,002 and $991, respectively. The Company did not have any short-term lease expense during the year ended September 30, 2022. For the year ended September 30, 2021, short-term lease expense was $3.

13. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2022	2021
Current tax provision
Federal	$-	$-
State	3	1
Foreign	70	-
Total current tax provision	73	1
Deferred provision
Federal	568	368
State	100	65
Total deferred provision	668	433
Provision for income taxes	$741	$434

A reconciliation of income taxes at the federal statutory rate of 21% to the effective tax rate was as follows:

	Years ended September 30,
	2022	2021

Income taxes computed at the federal statutory rate	$(3,314)	$239
Change in valuation allowance	1,065	435
Nondeductible compensation, interest expense and other	4,101	57
State income taxes, net of federal tax benefit	(859)	210
Change in R&D credit carryover	(186)	19
Stock options and other prior year true-ups	25	(175)
Foreign rate differential	(1)	(117)
State business credit utilization	(90)	(234)
Provision (benefit) for income taxes	$741	$434

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset as of September 30, 2022 and 2021 were as follows:

	At September 30,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$10,054	$11,769
Research and development credit	4,712	5,479
Share-based compensation	688	538
Patents	2,331	8
Accruals and other	2,245	2,487
Allowances	280	237
Gross deferred tax assets	20,310	20,518
Deferred tax liabilities
Equipment	(313)	(352)
Operating ROU assets	(1,066)	(1,222)
Acquired intangible assets	(2,180)	(2,592)
Gross deferred tax liabilities	(3,559)	(4,166)
Less valuation allowance	(9,378)	(8,313)
Net deferred tax assets and liabilities	$7,373	$8,039

As of September 30, 2022, the Company had net deferred tax assets of approximately $7,373. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. As of September 30, 2022, the Company had federal NOL carryforwards of approximately $32,817, which expire from 2024 through 2037, except for $1,262 that have an indefinite carryforward period. The Company also has an estimated $2,500 and $119 of federal and state R&D tax credits, respectively, as of September 30, 2022, a portion of which will begin to expire in the current tax year.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company expects to utilize the deferred tax asset in the future, except for those related to federal R&D tax credit carryforwards and net operating loss carryforwards, R&D credits and foreign tax credits related to Genasys Spain continues to maintain a partial allowance of $9,378. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

As of September 30, 2022, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office equipment and operating facilities. During the year ended September 30, 2019, these leases were categorized as operating leases. On October 1, 2019, the Company adopted ASC 842 which required lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Refer to Note 12, Leases for further detail on lease commitments.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. For the year ended September 30, 2022, the Company recorded $1,733 of bonus expense. For the year ended September 30, 2021, the Company recorded $2,625 of bonus expense.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the years ended September 30, 2022 and 2021, the Company made matching contributions of $324 and $219, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$728) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 57,3801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to the Seller of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares of common stock to the Seller of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2022 and 2021.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2022 and 2021.

15. SHARE-BASED COMPENSATION

Stock Option Plans

As of September 30, 2022, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved a plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of September 30, 2022, there were options and restricted stock units outstanding covering 10,000 and 4,274,074 shares of common stock under the 2005 Equity Plan and the 2015 Equity Plan, respectively, and 3,486,565 shares of common stock available for grant, for a total of 7,760,639 shares of common stock authorized and unissued under the two equity plans.

Share-Based Compensation

The Company’s stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 1,367,000 options granted during the year ended September 30, 2022 and 295,000 granted during the year ended September 30, 2021. The weighted average estimated fair value of stock options granted during the years ended September 30, 2022 and 2021, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Years ended
	September 30,
	2022	2021
Volatility	50.8%	48.5%
Risk-free interest rate	2.6%	0.7%
Dividend yield	0.0%	0.0%
Expected term in years	5.2	6.5

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not pay a dividend in fiscal 2022 or fiscal 2021.

As of September 30, 2022, there was approximately $1,620 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 1.82 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-Based Stock Options

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. During the year ended September 30, 2022, the Company modified the performance criteria for these PVOs to exclude certain strategic growth initiatives that were not planned at the time of grant. The Company recorded $209 in stock-based compensation expense related to these options in the year ended September 30, 2022.

On August 10, 2022, the Company granted PVOs to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal years 2023, 2024, and 2025, including net bookings targets.  Additionally, vesting is subject to the grantee being employed by the Company as of the applicable vest date during each fiscal year in which the Company achieves such financial targets.  The Company did not record compensation expense related to these options for the year ended September 30, 2022.

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

On March 15, 2022, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $407, which have and will be expensed on a straight-line basis through the March 15, 2023 vest date. On November 1, 2021, 10,000 RSUs were granted to a non-employee advisor that will vest on the first anniversary of the grant date. These were issued at a market value of $51, which have and will be expensed on a straight-line basis though the November 1, 2022 vest date. Also, during the year ended September 30, 2022, there were 100,800 RSUs granted to employees that will vest over three years on the anniversary of the grant date. These were issued at a market value of $348, which have and will be expensed on a straight-line basis over the three-year life of the grants.

Compensation expense for RSUs was $1,410 for the year ended September 30, 2022. Compensation expense for RSUs was $1,130 for the year ended September 30, 2021. As of September 30, 2022, there was approximately $918 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Unit Summary Information

A summary of restricted stock units of the Company as of September 30, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2021	399,469	$6.27
Granted	260,800	$3.09
Released	(270,262)	$6.42
Forfeited/cancelled	(46,832)	$3.57
Outstanding September 30, 2022	343,175	$4.11

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2021	2,745,384	$3.02
Granted	1,367,000	$3.78
Forfeited/expired	(26,250)	$5.49
Exercised	(145,235)	$1.94
Outstanding September 30, 2022	3,940,899	$3.31
Exerciseable September 30, 2022	1,640,310	$2.67

The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2022 was $996 and $996, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $2.77 per share, and the exercise price multiplied by the number of applicable options. The total value of stock options exercised during the year ended September 30, 2022 was $491 and proceeds from these exercises was $282. The total value of stock options exercised during the year ended September 30, 2021 was $725 and proceeds from these exercises was $210. The Company recognized $208 and $514 as a tax benefit in the income tax provision for the years ended September 30, 2022 and 2021, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2022:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.31	-	$1.86	243,922	1.29	$1.69	243,922	$1.69
$1.99	-	$1.99	937,500	1.44	$1.99	937,500	$1.99
$3.21	-	$3.21	20,000	6.60	$3.21	-	$-
$3.39	-	$3.39	800,000	4.01	$3.39	-	$-
$3.40	-	$8.03	1,939,477	6.06	$4.12	458,888	$4.59
			3,940,899	4.25	$3.31	1,640,310	$2.67

The Company recorded $817 and $294 of stock option compensation expense for employees, directors and consultants for the years ended September 30, 2022, and 2021, respectively.

The amounts of share-based compensation expense for restricted stock units and stock options are classified in the Consolidated Statements of Operations as follows:

	Years ended
	September 30,
	2022	2021
Cost of revenues	$77	$40
Selling, general and administrative	2,080	1,344
Research and development	70	40
	$2,227	$1,424

16. STOCKHOLDERS’ EQUITY

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

During the year ended September 30, 2022, the Company issued 145,235 shares of common stock and obtained gross proceeds of $282 in connection with the exercise of stock options. During the year ended September 30, 2021, the Company issued 104,796 shares of common stock and obtained gross proceeds of $210 in connection with the exercise of stock options. During the year ended September 30, 2022, the Company issued 270,262 shares of common stock upon full vesting of RSUs. During the year ended September 30, 2021, the Company issued 228,633 shares of common stock upon full vesting of RSUs.

In connection with the Amika Mobile asset purchase, the Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to the Seller of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares of common stock to the Seller of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2022 or 2021.

Share Buyback Program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5 million of its outstanding common shares.

During the year ended September 30, 2022, 259,310 shares were repurchased for $998. There were no shares repurchased during the year ended September 30, 2021. As of September 30, 2022, all repurchased shares were retired.

17. NET (LOSS) INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended
	September 30,
	2022	2021
Net (loss) income	$(16,212)	$704

Basic (loss) income per share	$(0.44)	$0.02
Diluted (loss)income per share	$(0.44)	$0.02

Weighted average shares outstanding - basic	36,495,012	34,409,478
Assumed exercise of dilutive options	-	1,179,670
Weighted average shares outstanding - diluted	36,495,012	35,589,148

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,940,899	1,035,000
RSU	343,175	208,692
Obligation to issue common stock	139,128	-
Total	4,423,202	1,243,692

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

The following table presents the Company’s segment disclosures:

	Years ended September 30,
	2022	2021
Revenue from external customers
Hardware	$50,938	$44,233
Software	3,097	2,770
	$54,035	$47,003

Intersegment revenues
Hardware	$-	$-
Software	3,287	1,823
	$3,287	$1,823

Segment operating income (loss)
Hardware	$9,260	$7,871
Software	(24,791)	(6,787)
	$(15,531)	$1,084

Other expenses:
Depreciation and amortization expense
Hardware	$380	$375
Software	2,176	1,222
	$2,556	$1,597

Goodwill Impairment
Hardware	$-	$-
Software	13,162	-
	$13,162	$-

Income tax expense (benefit)
Hardware	$1,065	$906
Software	(324)	(472)
	$741	$434

	September 30,
	2022	2021
Long-lived assets
Hardware	$1,677	$1,748
Software	10,585	12,811
	$12,262	$14,559

Total assets
Hardware	$47,237	$50,364
Software	24,617	39,764
	$71,854	$90,128

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2022, revenues from one customer accounted for 68% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2021, revenues from one customer accounted for 58% of total revenues with no other single customer accounting for more than 10% of total revenues. As of September 30, 2022, accounts receivable from two customers accounted for 43% and 19% of total accounts receivable. As of September 30, 2021, accounts receivable from two customers accounted for 66% and 18% of total accounts receivable.

Revenue from customers in the United States was $45,703 for the year ended September 30, 2022. Revenue from customers in the United States was $37,888 for the year ended September 30, 2021. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended
	September 30,
	2022	2021
Americas	$47,129	$39,064
Asia Pacific	3,394	4,470
Europe, Middle East and Africa	3,512	3,469
Total Revenues	$54,035	$47,003

The following table summarized long lived assets by geographic region.

	September 30,
	2022	2021
United States	$11,800	$11,342
Americas (excluding the United States)	16	2,543
Asia Pacific	-	-
Europe, Middle East and Africa	446	674
	$12,262	$14,559

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
December 16, 2022

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

Date: December 16, 2022	By	/s/ Richard S. Danforth
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2022	By	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 16, 2022	By	/s/ Dennis D. Klahn
Dennis D. Klahn Director

Date: December 16, 2022	By	/s/ Richard H. Osgood III
Richard H. Osgood III Director

Date: December 16, 2022	By	/s/ Susan Lee Schmeiser
Susan Lee Schmeiser Director

Date: December 16, 2022	By	/s/ Caltha Seymour
Caltha Seymour Director

S-1