Form 10-Q
period 2022-12-31
Genasys Inc.
filed 2023-02-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on February 6, 2023 was 36,755,944.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2022	September 30,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,563	$12,736
Short-term marketable securities	6,551	6,397
Restricted cash	738	100
Accounts receivable, net of allowance for doubtful accounts of $181	3,297	6,744
Inventories, net	8,003	6,008
Prepaid expenses and other	2,936	3,577
Total current assets	29,088	35,562

Long-term marketable securities	1,034	781
Long-term restricted cash	96	823
Deferred tax assets, net	7,373	7,373
Property and equipment, net	1,755	1,757
Goodwill	10,308	10,118
Intangible assets, net	10,004	10,505
Operating lease right of use assets	4,384	4,541
Other assets	422	394
Total assets	$64,464	$71,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,609	2,334
Accrued liabilities	8,075	12,083
Operating lease liabilities, current portion	954	948
Total current liabilities	11,638	15,365

Other liabilities, noncurrent	243	907
Operating lease liabilities, noncurrent	4,979	5,189
Total liabilities	16,860	21,461

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,713,471 and 36,611,240 shares issued and outstanding, respectively	-	-
Additional paid-in capital	109,003	108,551
Accumulated deficit	(60,873)	(57,366)
Accumulated other comprehensive loss	(526)	(792)
Total stockholders' equity	47,604	50,393
Total liabilities and stockholders' equity	$64,464	$71,854

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended
	December 31,
	2022	2021
Revenues:
Product sales	$9,118	$9,570
Contract and other	1,369	1,107
Total revenues	10,487	10,677
Cost of revenues	5,944	5,535

Gross profit	4,543	5,142

Operating expenses
Selling, general and administrative	6,095	5,037
Research and development	1,935	1,714
Total operating expenses	8,030	6,751

Loss from operations	(3,487)	(1,609)

Other (expense) income, net	(20)	13

Loss before income taxes	(3,507)	(1,596)
Income tax benefit	-	(291)
Net loss	$(3,507)	$(1,305)

Net loss per common share - basic and diluted	$(0.10)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	36,696,145	36,456,187

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended
	December 31,
Net loss	2021	2020
Other comprehensive loss	$(3,507)	$(1,305)
Unrealized gain (loss) on marketable securities	21	(10)
Unrealized foreign currency gain (loss)	245	(75)
Comprehensive loss	$(3,241)	$(1,390)

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Operating Activities:
Net loss	$(3,507)	$(1,305)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643	639
Amortization of debt issuance costs	5	5
Warranty provision	24	4
Inventory obsolescence	46	26
Stock-based compensation	420	558
Deferred income taxes	-	(291)
Amortization of operating lease right of use asset	199	178
Accretion of acquisition holdback liability	12	12

Changes in operating assets and liabilities:
Accounts receivable, net	3,482	889
Inventories, net	(2,041)	(2,752)
Prepaid expenses and other	624	979
Accounts payable	249	99
Accrued and other liabilities	(5,006)	(1,743)
Net cash used in operating activities	(4,850)	(2,702)

Investing Activities:
Purchases of marketable securities	(1,994)	(2,655)
Proceeds from maturities of marketable securities	1,609	2,886
Capital expenditures	(98)	(159)
Net cash (used in) provided by investing activities	(483)	72

Financing Activities:
Proceeds from exercise of stock options	32	46
Repurchase of common stock	-	(441)
Net cash provided by (used in) financing activities	32	(395)
Effect of foreign exchange rate on cash	39	(11)
Net decrease in cash, cash equivalents, and restricted cash	(5,262)	(3,036)
Cash, cash equivalents and restricted cash, beginning of period	13,659	14,528
Cash, cash equivalents and restricted cash, end of period	$8,397	$11,492

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,563	$10,136
Restricted cash, current portion	738	273
Long-term restricted cash	96	1,083
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,397	$11,492

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$21	$(10)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(416)	$(832)
Initial measurement of operating lease right of use assets	$-	$7
Initial measurement of operating lease liabilities	$-	$7

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2022, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 16, 2022. The accompanying condensed consolidated balance sheet as of September 30, 2022 has been derived from the audited consolidated balance sheet as of September 30, 2022 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 2022, the amount of cash and cash equivalents was $7,563. As of September 30, 2022, the amount of cash and cash equivalents was $12,736.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of December 31, 2022, the current portion of restricted cash was $738, and the noncurrent portion was $96. As of September 30, 2022, the current portion of restricted cash was $100, and the noncurrent portion was $823.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which participate in contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 was subsequently amended by ASU No. 2021-01, Reference Rate Reform (ASC 848), Scope, which refines the scope of ASC 848 and permits optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments of these updates were available to all entities as of March 12, 2020. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (ASC 848), Deferral of the Sunset Date of Topic 848, extending the relief offered in this series of ASUs through December 31, 2024. The Company intends to adopt this standard when LIBOR is discontinued.  The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of December 31, 2022 and September 30, 2022, including the change between the periods. There were no contract assets as of December 31, 2022 and September 30, 2022. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2022	$4,724	$2,054	$6,778
New performance obligations	1,562	492	2,054
Recognition of revenue as a result of satisfying performance obligations	(3,277)	(744)	(4,021)
Effect of exchange rate on deferred revenue	2	26	28
Balance as of December 31, 2022	$3,011	$1,828	$4,839
Less: non-current portion	-	(243)	(243)
Current portion as of December 31, 2022	$3,011	$1,585	$4,596

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

As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,839. The Company expects to recognize revenue on approximately $4,596 or 95% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of December 31, 2022 or September 30, 2022. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended December 31, 2022 and September 30, 2022.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2022 and September 30, 2022. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2022
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$977	$-	$977	$977	$-	$-

Level 2:
Certificates of deposit	800	-	800	-	498	302
Municipal securities	4,645	(49)	4,596	-	4,116	480
Corporate bonds	2,209	(20)	2,189	-	1,937	252
Subtotal	7,654	(69)	7,585	-	6,551	1,034

Total	$8,631	$(69)	$8,562	$977	$6,551	$1,034

	September 30, 2022
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,316	$-	$1,316	$1,316	$-	$-

Level 2:
Certificates of deposit	800	-	800	-	498	302
Municipal securities	4,066	(65)	4,001	-	3,772	229
Corporate bonds	2,402	(25)	2,377	-	2,127	250
Subtotal	7,268	(90)	7,178	-	6,397	781

Total	$8,584	$(90)	$8,494	$1,316	$6,397	$781

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

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$738) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2022	$680
Accretion	12
Currency translation	9
Balance as of December 31, 2022	$701

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

6. INVENTORIES, NET

Inventories, net consisted of the following:

	December 31,	September 30,
	2022	2022
Raw materials	$6,958	$5,277
Finished goods	844	844
Work in process	1,103	744
Inventories, gross	8,905	6,865
Reserve for obsolescence	(902)	(857)
Inventories, net	$8,003	$6,008

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	September 30,
	2022	2022
Office furniture and equipment	$1,436	$1,432
Machinery and equipment	1,404	1,391
Leasehold improvements	2,302	2,172
Construction in progress	-	104
Property and equipment, gross	5,142	5,099
Accumulated depreciation	(3,387)	(3,342)
Property and equipment, net	$1,755	$1,757

Depreciation and amortization expense for property and equipment was $111 and $96 for the three months ended December 31, 2022 and 2021, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain and Zonehaven, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the software reporting unit was less than the carrying value. The Company engaged independent valuation experts to assist in determining the fair value of the software reporting unit and recorded a $13,162 goodwill impairment charge. As of December 31, 2022 and September 30, 2022, goodwill was $10,308 and $10,118 respectively. There were no additions or impairments to goodwill during the three months ended December 31, 2022.

The changes in the carrying amount of goodwill by segment for the three months ended December 31, 2022, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$-	$10,118	$10,118
Currency translation	-	190	190
Balance as of December 31, 2022	$-	$10,308	$10,308

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $221.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The changes in the carrying amount of intangible assets by segment for the three months ended December 31, 2022, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$21	$10,484	$10,505
Amortization	(1)	(531)	(532)
Currency translation	-	31	31
Balance as of December 31, 2022	$20	$9,984	$10,004

The Company’s consolidated intangible assets consisted of the following:

	December 31,	September 30,
	2022	2022
Technology	$11,937	$11,886
Customer relationships	1,762	1,715
Trade name portfolio	608	590
Non-compete agreements	225	206
Patents	72	72
	14,604	14,469
Accumulated amortization	(4,600)	(3,964)
	$10,004	$10,505

As of December 31, 2022, future amortization expense is as follows:

Fiscal year ending September 30,
2023 (remaining nine months)	1,574
2024	2,097
2025	1,978
2026	1,843
2027	1,669
Thereafter	843
Total estimated amortization expense	$10,004

Amortization expense was $532 and $543 for the three months ended December 31, 2022 and 2021, respectively.

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2022	2022
Deposits for inventory	$171	$461
Prepaid insurance	255	360
Dues and subscriptions	183	182
Prepaid commissions	265	228
Trade shows and travel	171	471
Canadian goods and services and harmonized sales tax receivable	1,707	1,631
Other	184	244
	$2,936	$3,577

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

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2022	2022
Payroll and related	$2,155	$3,003
Deferred revenue	1,585	1,827
Customer deposits	3,011	4,724
Accrued contract costs	454	809
Warranty reserve	159	159
Canadian goods and services and harmonized sales tax payable	-	1,556
Asset purchase holdback liability	701	-
Other	10	5
Total	$8,075	$12,083

Other liabilities-noncurrent consisted of the following:

	December 31,	September 30,
	2022	2022
Deferred revenue	$243	$227
Asset purchase holdback liability	-	680
Total	$243	$907

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of December 31, 2022, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending December 31, 2023.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending December 31, 2023.

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$738) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	December 31,	September 30,
	2022	2022
Beginning balance	$159	$146
Warranty provision	24	86
Warranty settlements	(24)	(73)
Ending balance	$159	$159

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

11. DEBT

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of December 31, 2022 and September 30, 2022, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs were recorded in prepaid expenses and other assets in the condensed consolidated balance sheet and have and will be amortized on a straight-line basis over the term of the loan.

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2022, and the balances as of December 31, 2022, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2022	$4,541
Less amortization of operating lease ROU assets	(199)
Effect of exchange rate on operating lease ROU assets	42
Operating lease ROU assets as of December 31, 2022	$4,384

Operating lease liabilities
Operating lease liabilities as of September 30, 2022	$6,137
Less lease principal payments on operating lease liabilities	(247)
Effect of exchange rate on operating lease liabilities	43
Operating lease liabilities as of December 31, 2022	5,933
Less non-current portion	(4,979)
Current portion as of December 31, 2022	$954

As of December 31, 2022, the Company’s operating leases have a weighted-average remaining lease term of 5.5 years and a weighted-average discount rate of 4.12%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2023 (remaining nine months)	$880
2024	1,188
2025	1,164
2026	1,178
2027	1,200
Thereafter	1,037
Total undiscounted operating lease payments	6,647
Less imputed interest	(714)
Present value of operating lease liabilities	$5,933

For the three months ended December 31, 2022 and 2021, total lease expense under operating leases was approximately $264 and $244, respectively. The Company did not have any short-term lease expense during the three months ended December 31, 2022 and 2021.

13. INCOME TAXES

For the three months ended December 31, 2022, the Company did not record an income tax expense benefit for the tax loss as the benefits are not expected to be realized during the current fiscal year through ordinary income generated during the second through fourth quarters or in a future year through recognition of a deferred tax asset. For the three months ended December 31, 2021, the Company recorded an income tax benefit of $291 reflecting an effective tax rate of 28.8%.

The Company expects to utilize its deferred tax asset in the future, except for those related to federal R&D tax credit carryforwards and net operating loss carryforwards, R&D credits, and foreign tax credits related to Genasys Spain and Genasys Canada, and continues to maintain a partial allowance.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

ASC 740, Income Taxes, requires the Company to recognize in its consolidated financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

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

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the three months ended December 31, 2022, the Company recorded $548 of bonus expense. In the three months ended December 31, 2021, the Company recorded $463 of bonus expense.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$738) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. During the three months ended December 31, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation.

15. SHARE-BASED COMPENSATION

Stock option plans

As of December 31, 2022, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of December 31, 2022, there were options and restricted stock units outstanding covering 5,000 and 5,149,711 shares of common stock under the 2005 Equity Plan and the 2015 Equity Plan, respectively, and 2,582,927 shares of common stock available for grant, for a total of 7,732,638 shares of common stock authorized and unissued under the two equity plans.

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

There were 1,204,000 stock options granted during the three months ended December 31, 2022. There were 267,000 stock options granted during the three months ended December 31, 2021. The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2022 and 2021, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Three months ended
	December 31,
	2022	2021
Volatility	52.1%	48.1%
Risk-free interest rate	4.1%	1.2%
Dividend yield	0.0%	0.0%
Expected term in years	6.1	6.9

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend in fiscal 2023 and did not pay a dividend in fiscal 2022.

As of December 31, 2022, there was approximately $1,926 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.4 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-based stock options

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. During the year ended September 30, 2022, the Company modified the performance criteria for these PVOs to exclude certain strategic growth initiatives that were not planned at the time of grant. The Company recorded $209 in stock-based compensation expense related to these options in the year ended September 30, 2022. The Company did not record compensation expense releated to the 2023 performance-based stock options during the three months ended December 31, 2022.

On October 8, 2022, the Company awarded additional performance-based stock options to purchase 800,000 shares of the Company’s common stock to the same key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company did not record compensation expense related to these options for the three months ended December 31, 2022.

On August 10, 2022, the Company granted PVOs to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal years 2023, 2024, and 2025, including net bookings targets. Additionally, vesting is subject to the grantee being employed by the Company as of the applicable vest date during each fiscal year in which the Company achieves such financial targets. The Company did not record compensation expense related to these options for the three months ended December 31, 2022.

The Company did not grant any PVO’s during the three months ended December 31, 2021.

Restricted stock units

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

On March 15, 2022, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $407, which have and will be expensed on a straight-line basis through the March 15, 2023 vest date. On November 1, 2021, 10,000 RSUs were granted to a non-employee advisor that vested on the first anniversary of the grant date. These were issued at a market value of $51, which were expensed on a straight-line basis though the November 1, 2022 vest date. On November 1, 2022, 10,000 RSUs were granted to a non-employee advisor that vest on the first anniversary of the grant date. These were issued at a market value of $29, which have and will be expensed on a straight-line basis though the November 1, 2023 vest date.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Compensation expense for RSUs was $198 and $437 for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $723 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.0 years.

A summary of the Company’s RSUs as of December 31, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2022	342,841	$4.11
Granted	10,000	$2.87
Released	(12,667)	$5.11
Forfeited/cancelled	-	$-
Outstanding December 31, 2022	340,174	$4.03

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of December 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2022	3,940,899	$3.31
Granted	1,204,000	$2.73
Forfeited/expired	(310,362)	$4.50
Exercised	(20,000)	$1.58
Outstanding December 31, 2022	4,814,537	$3.10
Exerciseable December 31, 2022	1,871,879	$2.83

Options outstanding are exercisable at prices ranging from $1.31 to $8.03 per share and expire over the period from 2023 to 2030 with an average life of 3.10 years. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2022 was $3,745 and $2,192, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $3.70 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2022 was $23 and proceeds from these exercises was $32. The total intrinsic value of stock options exercised during the three months ended December 31, 2021 was $74 and proceeds from these exercises was $46.

The following table summarized information about stock options outstanding as of December 31, 2022:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.31	-	$1.76	223,922	1.12	$1.69	223,922	$1.69
$1.99	-	$1.99	937,500	1.18	$1.99	937,500	$1.99
$2.69	-	$3.21	1,224,000	6.78	$2.74	-	$-
$3.39	-	$3.48	1,965,865	5.27	$3.44	458,291	$3.40
$3.95	-	$8.03	463,250	3.90	$5.50	252,166	$5.90
			4,814,537	4.53	$3.10	1,871,879	$2.83

The Company recorded $222 and $121 of stock option compensation expense for employees, directors and consultants for the three months ended December 31, 2022, and 2021, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended
	December 31,
	2022	2021
Cost of revenues	$15	$15
Selling, general and administrative	373	531
Research and development	32	12
	$420	$558

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2022 and the three months ended December 31, 2021 (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2022	36,611,240	366	108,551	(57,366)	(792)	50,393
Share-based compensation expense	-	-	420	-	-	420
Issuance of common stock upon exercise of stock options, net	20,000	-	32	-	-	32
Issuance of common stock upon vesting of restricted stock units	12,667	-	-	-	-	-
Release of obligation to issue commons stock	69,564	1	-	-		-
Accumulated other comprehensive loss	-	-	-	-	266	266
Net loss	-	-	-	(3,507)		(3,507)
Balance as of December 31, 2022	36,713,471	367	109,003	(60,873)	(526)	47,604

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958
Share-based compensation expense	-	-	558	-	-	558
Issuance of common stock upon exercise of stock options, net	15,000	-	46	-	-	46
Stock buyback	(116,868)	(1)	(441)	-	-	(441)
Release of obligation to issue commons stock	69,564	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(85)	(85)
Net loss	-	-	-	(1,305)	-	(1,305)
Balance as of December 31, 2021	36,371,529	363	$107,273	$(42,459)	$(83)	$64,731

Common stock activity

During the three months ended December 31, 2022, the Company issued 20,000 shares of common stock and received gross proceeds of $32 in connection with the exercise of stock options and the Company issued 12,667 shares of common stock in connection with the vesting of RSUs. During the three months ended December 31, 2021, the Company issued 15,000 shares of common stock and received gross proceeds of $46 in connection with the exercise of stock options.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. During the three months ended December 31, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation.

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

There were no shares repurchased during the three months ended December 31, 2022. During the three months ended December 31, 2021, 116,868 shares were repurchased for $441. All repurchased shares have been retired as of December 31, 2022 and $3 million was available for share repurchase under the program.

Dividends

There were no dividends declared in the three months ended December 31, 2022 and 2021.

17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	December 31,
	2022	2021
Net loss	$(3,507)	$(1,305)

Basic and diluted loss per share	$(0.10)	$(0.04)

Weighted average shares outstanding - basic	36,696,145	36,456,187
Assumed exercise of dilutive options	-	-
Weighted average shares outstanding - diluted	36,696,145	36,456,187

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	4,814,537	2,997,384
RSU	340,174	139,128
Obligation to issue common stock	69,564	402,469
Total	5,224,275	3,538,981

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended
	December 31,
	2022	2021

Revenue from external customers
Hardware	$9,584	$10,127
Software	903	550
	$10,487	$10,677

Intersegment revenues
Hardware	$-	$-
Software	1,222	674
	$1,222	$674

Segment operating income (loss)
Hardware	$(28)	$1,172
Software	(3,459)	(2,781)
	$(3,487)	$(1,609)

Other expenses:
Depreciation and amortization expense
Hardware	$99	$94
Software	544	545
	$643	$639

Income tax expense (benefit)
Hardware	$-	$(291)
Software	-	-
	$-	$(291)

	December 31,	September 30,
	2022	2022
Long-lived assets
Hardware	$1,616	$1,677
Software	10,143	10,585
	$11,759	$12,262

Total assets
Hardware	$41,427	$47,237
Software	23,037	24,617
	$64,464	$71,854

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended December 31, 2022, revenues from one customer accounted for 60% of total revenues with no other single customer accounting for more than 10% of revenues. As of December 31, 2022, accounts receivable from two customers accounted for 41% and 18% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $8,938 and $9,303 for the three months ended December 31, 2022 and 2021, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region.

	Three months ended December 31,
	2022	2021
Americas	$9,163	$9,436
Asia Pacific	759	308
Europe, Middle East and Africa	565	933
Total Revenues	$10,487	$10,677

The following table summarizes long-lived assets by geographic region.

	December 31,	September 30,
	2022	2022
United States	$11,257	$11,800
Americas (excluding the United States)	14	16
Europe, Middle East and Africa	488	446
Total long lived assets	$11,759	$12,262

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2022.

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

Overview

Genasys is a global provider of critical communications hardware and software systems designed to alert, inform and protect people. Our unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Our multi-channel approach includes:

Software Products

GEM

Genasys Emergency Management (“GEM”) is Genasys’ software-as-a-service (“SaaS”) product platform that includes GEM Public Safety, GEM Enterprise, Zonehaven and NEWS.

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

GEM Enterprise empowers businesses and organizations to send critical communications to at-risk employees, contractors, visitors, or groups based on geographic location or team status. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins, and recipient locations, GEM Enterprise solutions integrate with data sources, including active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to employees, staff, contractors, temporary workers, and visitors.

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

NEWS – Genasys' National Emergency Warning System (“NEWS”) provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. Genasys partners with mobile telecom networks to provide the channels to deliver NEWS SMS and CBC alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. NEWS can locate recipients and deliver messages in near real time, compared with other SMS alert providers that can take up to 15 minutes. Even with NEWS’ reach and scope, all data is anonymized, ensuring individuals stay safe and informed without sacrificing their privacy.

Hardware Products

IMNS – Genasys' Integrated Mass Notification System (“IMNS”) product line unites Genasys next generation mass notification speaker systems with GEM command-and-control software. Genasys' advanced mass notification systems feature the industry's highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options that enable the systems to continue to operate when power and telecommunications infrastructure goes down. Emergency alerts and information can be sent via individual, grouped or networked IMNS installations, text messages, emails, IPAWS, desktop alerts, television, voice calls, and social media. IMNS' layered redundancy helps to ensure the maximum number of people receive critical communications.

LRAD is the world’s leading Acoustic Hailing Device (“AHD”). Projecting alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRAD helps ensure voice messages and alert tones cut through background noise and are clearly heard and understood over distance.

LRAD is the de facto standard of the global AHD market with more than 100 countries using our long-range communication systems in a range of diverse applications that include public safety, emergency warning, mass notification, defense, law enforcement, border and homeland security, critical infrastructure protection, wildlife preservation, and many more.

We continue to develop new critical communications innovations and believe we have established significant competitive advantages in our principal markets.

Recent Developments

Business developments in the fiscal quarter ended December 31, 2022:

•	Awarded multi-year GEM contract by San Diego County, CA

•	Added four more California counties to Zonehaven evacuation management contracts

•	Secured Zonehaven contract to expand critical communications in Riverside County, CA

•	Announced GEM / Zonehaven contract with Monterey County, CA

Revenues for the Company’s first quarter of fiscal 2023, were $10.5 million, a slight decrease from $10.7 million in the first quarter of fiscal 2022. Software revenue ($903) increased $353, offset by a decrease of $543 in hardware revenue ($9,584).The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenue. Gross profit decreased compared to the same quarter in the prior year as a result of higher component costs and additional costs to support the growth in software sales in this year’s quarter. Operating expenses in the quarter ended December 31, 2022, increased 18.9% to $8.0 million, compared with $6.8 million in the same period in the prior year. We reported a net loss of $3,507 for the first quarter of fiscal 2023, or $(0.10) per share, compared with a net loss of $1,305, or $(0.04) per share, for the same quarter in the prior year.

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

In fiscal 2023, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2022 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife dispersion and preservation business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

Our research and development strategy involves incorporating further innovations and capabilities into our GEM, Zonehaven, NEWS, IMNS and LRAD products, systems, and solutions to meet the needs of our target markets.

Our GEM, Zonehaven, and NEWS software solutions are more complex offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our GEM and Zonehaven software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

A large number of components and sub-assemblies manufactured by outside suppliers within our supply chain are produced within 50 miles of our facility. We do not source component parts from suppliers in China. It is likely that some of our suppliers source parts in China. The aftermath of the COVID-19 pandemic continues to impact worldwide supply chains and the ability to obtain sufficient amounts of component parts, including semiconductor chips and integrated circuits, resins, coating and other equipment and components. Negative impacts on our supply chain could have material effects on our business. We communicate with our suppliers regarding measures to mitigate ongoing worldwide supply chain issues.

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through December 31, 2022, sustained or increased inflation in the future may affect our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2022. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2022 and 2021 (in thousands)

	Three Months Ended
	December 31, 2022		December 31, 2021
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$9,118	86.9%	$9,570	89.6%	$(452)	(4.7%	)
Contract and other	1,369	13.1%	1,107	10.4%	262	23.7%
Total revenues	10,487	100.0%	10,677	100.0%	(190)	(1.8%	)

Cost of revenues	5,944	56.7%	5,535	51.8%	(409)	(7.4%	)
Gross Profit	4,543	43.3%	5,142	48.2%	(599)	(11.6%	)

Operating expenses
Selling, general and administrative	6,095	58.1%	5,037	47.2%	(1,058)	(21.0%	)
Research and development	1,935	18.5%	1,714	16.1%	(221)	(12.9%	)
Total operating expenses	8,030	76.6%	6,751	63.2%	(1,279)	(18.9%	)

Loss from operations	(3,487)	(33.3% )	(1,609)	(15.1% )	(1,878)	116.7%

Other income, net	(20)	(0.2% )	13	0.1%	(33)	(253.8%	)

Loss before income taxes	(3,507)	(33.4% )	(1,596)	(14.9% )	(1,911)	119.7%
Income tax benefit	-	0.0%	(291)	(2.7% )	(291)	100.0%
Net loss	$(3,507)	(33.4% )	$(1,305)	(12.2% )	$(2,202)	168.7%

Net revenue
Hardware	$9,584	91.4%	$10,127	94.8%	(543)	(5.4%	)
Software	903	8.6%	550	5.2%	353	64.2%
Total net revenue	$10,487	100.0%	$10,677	100.0%	$(190)	(1.8%	)

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $190, or 1.8%, compared with the same quarter in the prior year. IMNS revenue ($313) decreased $2,301, offset by LRAD revenue ($9,271) which increased $1,758 and software revenue ($903) which increased $353, compared with the prior year quarter. Slightly lower revenue in the first quarter of fiscal 2023 was largely due to the lower backlog at the start of the fiscal year compared with the prior year amount. The higher software revenue was primarily due to a 87% increase in North American recurring revenue partially offset by lower professional services performed in the current quarter. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of December 31, 2022, we had aggregate deferred revenue of $1,828 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit compared with the same period in the prior year was due to lower hardware revenue and higher component costs in this year’s quarter. Gross profit as a percentage of sales was lower compared with the prior year period primarily due to higher costs of components in this year’s quarter and additional costs to support the growth in software sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,058, or 21.0%, over the prior year quarter. The increase was largely due to $349 of increased compensation expense, $306 from higher professional services, and $166 from higher travel and sales and marketing activities in the current year period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended December 31, 2022 and 2021 of $373 and $531, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $221, or 12.9%, this year as the number of engineers increased 14% over last year’s quarter and more engineering time was incurred to increase the features and functionality of our software offering, including the expansion and integration of Zonehaven into the GEM software platform, as compared with the prior year when more time was devoted to professional service contracts.

Included in research and development expenses for the three months ended December 31, 2022 and 2021, was $32 and $12, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of using outside consulting, design, and development firms. We seek to continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations, and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

Net loss in the first quarter of fiscal year 2023 was $3,507, compared with a net loss of $1,305 in the first quarter of fiscal year 2022. The increase in net loss was primarily due to the increased operating expenses resulting from additional engineering, sales and marketing employees and higher cost of components.

Other Metrics

We monitor a number of financial and operating metrics, including adjusted EBITDA, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our business metrics may be calculated in a manner different than similar other business metrics used by other companies.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three months ended
	December 31,
	2022	2021
Net loss	$(3,507)	$(1,305)
Other income, net	20	(13)
Income tax expense (benefit)	-	(291)
Depreciation and amortization	643	639
Stock-based compensation	420	558
Adjusted EBITDA	$(2,424)	$(412)

Segment Results

Segment results include net sales and operating income by segment. Corporate expense including various administrative expenses and costs of a publicly traded company are included in the Hardware segment as per historical financial reporting.

	Software				Hardware
	Three months ended				Three months ended
	December 31,		Fav (Unfav)		December 31,		Fav (Unfav)
	2022	2021	$	%	2022	2021	$	%
Revenue	$903	$550	$353	64.2%	$9,584	$10,127	$(543)	(5.4%	)
Operating (loss) Income	(3,459)	(2,781)	(678)	24.4%	(28)	1,172	(1,200)	(102.4%	)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	544	545	(1)	(0.2% )	99	94	5	5.3%
Stock-based compensation	100	58	42	72.4%	320	500	(180)	(36.0%	)
Adjusted EBITDA	$(2,815)	$(2,178)	$(637)	29.2%	$391	$1,766	$(1,375)	(77.9%	)

Software Segment

Software segment revenue increased 64% over the prior fiscal year. This primarily reflects a 87% increase in North American recurring revenue compared to the prior fiscal year.

Operating loss increased $0.7 million in the current fiscal year due to increases in payroll and benefits costs from increased hiring to support software development and sales, increased sales and marketing and related expenses, higher professional services expenses and higher commission expense from the increased revenues.

Hardware Segment

Hardware segment revenue decreased $0.5 million, or 5.4%, over the prior year. The decrease was largely due to the lower backlog at the start of this fiscal year compared to the prior year amount.

Operating income decreased $1.2 million in the current fiscal year due to lower gross profit resulting from higher cost of components, and higher professional services expense, compensation expense, sales and marketing expenses and commission expense.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2022 was $7,563, down $5,173 compared with $12,736 as of September 30, 2022. We had short-term marketable securities of $6,551 as of December 31, 2022, compared with $6,397 as of September 30, 2022. We had long-term marketable securities of $1,034 as of December 31, 2022, compared with $781 as of September 30, 2022. In addition to cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have a $10 million revolving line of credit available as a source of liquidity.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three months ended
	December 31, 2022	December 31, 2021
Cash provided by (used in):
Operating activities	$(4,850)	$(2,702)
Investing activities	(483)	72
Financing activities	32	(395)

Operating Activities

Net loss of $3,507 for the three months ended December 31, 2022 was decreased by $1,349 of non-cash items that included share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in inventory of $2,041, and a decrease in accrued liabilities and other of $5,006, comprised of a decrease in the balances of customer deposits received, and payment of incentive compensation earned in fiscal year 2022. This was offset by a $3,482 decrease in accounts receivable, a $624 decrease in prepaid expenses, and a $249 increase in accounts payable.

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

We had accounts receivable of $3,297 as of December 31, 2022, compared with $6,744 as of September 30, 2022. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of December 31, 2022 and September 30, 2022, our working capital was $17,450 and $20,197, respectively. The decrease in working capital was primarily due to the net loss this period, decrease in accounts receiveable and decrease in prepaid expenses.

Investing Activities

Our net cash used in investing activities was $483 for the three months ended December 31, 2022, compared with net cash provided by investing activities of $72 for the three months ended December 31, 2021. In the three months of fiscal 2023, we increased our holdings in short and long-term marketable securities by $385, compared with an increase of $231 for the three months ending December 31, 2021.  Cash used in investing activities for the purchase of property and equipment was $98 and $159 for the three months ended December 31, 2022, and 2021, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2023.

Financing Activities

In the three months ended December 31, 2022, we received $32 for financing activities, compared with $395 used in financing activities for the three months ended December 31, 2021. In the first three months of fiscal 2023 we received $32 from the exercise of stock options. In the first three months of fiscal year 2022, we received $46 from the exercise of stock options, which was offset by $441 of cash used to repurchase the Company’s stock.

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

There were no shares repurchased during the three months ended December 31, 2022. During the three months ended December 31, 2021, 116,868 shares were repurchased for $441. All repurchased shares have been retired and as of December 31, 2022, $3.0 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 16, 2022.

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

GENASYS INC.

Date: February 9, 2023	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)