Form 10-Q
period 2023-03-31
Genasys Inc.
filed 2023-05-08
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No  ☒

The number of shares of Common Stock, $0.00001 par value, outstanding on May 3, 2023 was 36,984,295.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31,
	2023	September 30,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,371	$12,736
Short-term marketable securities	5,552	6,397
Restricted cash	739	100
Accounts receivable, net of allowance for doubtful accounts of $181	3,623	6,744
Inventories, net	9,387	6,008
Prepaid expenses and other	1,613	3,577
Total current assets	27,285	35,562

Long-term marketable securities	601	781
Long-term restricted cash	96	823
Deferred tax assets, net	7,373	7,373
Property and equipment, net	1,704	1,757
Goodwill	10,346	10,118
Intangible assets, net	9,483	10,505
Operating lease right of use assets	4,284	4,541
Other assets	530	394
Total assets	$61,702	$71,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,512	2,334
Accrued liabilities	7,443	12,083
Operating lease liabilities, current portion	983	948
Total current liabilities	11,938	15,365

Other liabilities, noncurrent	159	907
Operating lease liabilities, noncurrent	4,803	5,189
Total liabilities	16,900	21,461

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,984,295 and 36,611,240 shares issued and outstanding, respectively	-	-
Additional paid-in capital	109,523	108,551
Accumulated deficit	(64,276)	(57,366)
Accumulated other comprehensive income (loss)	(445)	(792)
Total stockholders' equity	44,802	50,393
Total liabilities and stockholders' equity	$61,702	$71,854

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues:
Product sales	$9,940	$11,854	$19,058	$21,424
Contract and other	1,273	1,314	2,642	2,421
Total revenues	11,213	13,168	21,700	23,845
Cost of revenues	6,288	5,991	11,943	11,365

Gross profit	4,925	7,177	9,757	12,480

Operating expenses
Selling, general and administrative	6,054	5,811	12,439	11,009
Research and development	2,281	1,893	4,216	3,607
Total operating expenses	8,335	7,704	16,655	14,616

Loss from operations	(3,410)	(527)	(6,898)	(2,136)

Other income (expense), net	15	(10)	(4)	3

Loss before income taxes	(3,395)	(537)	(6,902)	(2,133)
Income tax expense (benefit)	8	(45)	8	(336)
Net loss	$(3,403)	$(492)	$(6,910)	$(1,797)

Net loss per common share - basic and diluted	$(0.09)	$(0.01)	$(0.19)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	36,817,026	36,353,321	36,755,920	36,405,321

\

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Other comprehensive loss	$(3,403)	$(492)	$(6,910)	$(1,797)
Unrealized gain (loss) on marketable securities	29	(59)	50	(69)
Unrealized foreign currency gain (loss)	52	58	297	(17)
Comprehensive loss	$(3,322)	$(493)	$(6,563)	$(1,883)

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
`	March 31,
	2023	2022
Operating Activities:
Net loss	$(6,910)	$(1,797)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,282	1,282
Amortization of debt issuance costs	8	10
Warranty provision	52	16
Inventory obsolescence	90	64
Stock-based compensation	933	1,295
Deferred income taxes	-	(336)
Amortization of operating lease right of use asset	385	360
Accretion of acquisition holdback liability	24	24

Changes in operating assets and liabilities:
Accounts receivable, net	3,158	2,123
Inventories, net	(3,469)	(3,291)
Prepaid expenses and other	1,840	750
Accounts payable	1,145	805
Accrued and other liabilities	(6,004)	(4,412)
Net cash used in operating activities	(7,466)	(3,107)

Investing Activities:
Purchases of marketable securities	(3,641)	(3,656)
Proceeds from maturities of marketable securities	4,716	3,681
Capital expenditures	(157)	(171)
Net cash provided by (used in) investing activities	918	(146)

Financing Activities:
Proceeds from exercise of stock options	86	170
Repurchase of common stock	-	(998)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(45)	(70)
Payments on promissory notes	-	(17)
Net cash provided by (used in) financing activities	41	(915)
Effect of foreign exchange rate on cash	54	(20)
Net decrease in cash, cash equivalents, and restricted cash	(6,453)	(4,188)
Cash, cash equivalents and restricted cash, beginning of period	13,659	14,528
Cash, cash equivalents and restricted cash, end of period	$7,206	$10,340

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$6,371	$8,977
Restricted cash, current portion	739	267
Long-term restricted cash	96	1,096
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$7,206	$10,340

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2023	2022
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$50	$(69)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(416)	$(832)
Initial measurement of operating lease right of use assets	$79	$7
Initial measurement of operating lease liabilities	$79	$7

1. OPERATIONS

Genasys Inc. (the “Company”) is a global provider of critical communications software solutions and hardware systems designed to alert, inform, and protect communities and organizations. The Genasys Protect™ unified platform collects information on developing and active emergency situations from a wide variety of sensors and inputs and empowers governments, businesses, and organizations to deliver real-time, geo-targeted notifications and information to people in harm’s way before, during, and after public safety and enterprise threats.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2022, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 16, 2022. The accompanying condensed consolidated balance sheet as of September 30, 2022, has been derived from the audited consolidated balance sheet as of September 30, 2022, contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2023, the amount of cash and cash equivalents was $6,371. As of September 30, 2022, the amount of cash and cash equivalents was $12,736.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of March 31, 2023, the current portion of restricted cash was $739, and the noncurrent portion was $96. As of September 30, 2022, the current portion of restricted cash was $100, and the noncurrent portion was $823.

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

Product revenue

Product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that the Company’s customer obtains control of the products. A smaller portion of product revenue is recognized when the customer receives delivery of the products. A portion of products are sold through resellers and system integrators based on firm commitments from an end user, and as a result, resellers and system integrators carry little or no inventory. The Company’s customers do not have a right to return product unless the product is found defective and therefore the Company’s estimate for returns has historically been insignificant.

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

Warranty, maintenance, and services

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of March 31, 2023, and September 30, 2022, including the change between the periods. There were no contract assets as of March 31, 2023, and September 30, 2022. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2022	$4,724	$2,054	$6,778
New performance obligations	4,831	1,215	6,046
Recognition of revenue as a result of satisfying performance obligations	(7,701)	(1,489)	(9,190)
Effect of exchange rate on deferred revenue	1	31	32
Balance as of March 31, 2023	$1,855	$1,811	$3,666
Less: non-current portion	-	(159)	(159)
Current portion as of March 31, 2023	$1,855	$1,652	$3,507

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

As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3,666. The Company expects to recognize revenue on approximately $3,507 or 96% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of March 31, 2023, or September 30, 2022. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2023, and September 30, 2022.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2023, and September 30, 2022. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	March 31, 2023
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$510	$-	$510	$510	$-	$-

Level 2:
Certificates of deposit	302	-	302	-	-	302
Municipal securities	3,694	(28)	3,666	-	3,367	299
Corporate bonds	2,197	(12)	2,185	-	2,185	-
Subtotal	6,193	(40)	6,153	-	5,552	601

Total	$6,703	$(40)	$6,663	$510	$5,552	$601

	September 30, 2022
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,316	$-	$1,316	$1,316	$-	$-

Level 2:
Certificates of deposit	800	-	800	-	498	302
Municipal securities	4,066	(65)	4,001	-	3,772	229
Corporate bonds	2,402	(25)	2,377	-	2,127	250
Subtotal	7,268	(90)	7,178	-	6,397	781

Total	$8,584	$(90)	$8,494	$1,316	$6,397	$781

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

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$739) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2022	$680
Accretion	24
Currency translation	10
Balance as of March 31, 2023	$714

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

6.	INVENTORIES, NET

Inventories, net consisted of the following:

	March 31,	September 30,
	2023	2022
Raw materials	$7,229	$5,277
Finished goods	867	844
Work in process	2,063	744
Inventories, gross	10,159	6,865
Reserve for obsolescence	(772)	(857)
Inventories, net	$9,387	$6,008

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	September 30,
	2023	2022
Office furniture and equipment	$1,577	$1,432
Machinery and equipment	1,425	1,391
Leasehold improvements	2,302	2,172
Construction in progress	-	104
Property and equipment, gross	5,304	5,099
Accumulated depreciation	(3,600)	(3,342)
Property and equipment, net	$1,704	$1,757

Depreciation and amortization expense for property and equipment was $113 and $102 for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense for property and equipment was $224 and $199 for the six months ended March 31, 2023 and 2022, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain and Zonehaven, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions, and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the software reporting unit was less than the carrying value. The Company engaged independent valuation experts to assist in determining the fair value of the software reporting unit and recorded a $13,162 goodwill impairment charge. As of March 31, 2023, and September 30, 2022, goodwill was $10,346 and $10,118 respectively. There were no additions or impairments to goodwill during the six months ended March 31, 2023.

The changes in the carrying amount of goodwill by segment for the six months ended March 31, 2023, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$-	$10,118	$10,118
Currency translation	-	228	228
Balance as of March 31, 2023	$-	$10,346	$10,346

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $264.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The changes in the carrying amount of intangible assets by segment for the six months ended March 31, 2023, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$21	$10,484	$10,505
Amortization	(2)	(1,056)	(1,058)
Currency translation	-	36	36
Balance as of March 31, 2023	$19	$9,464	$9,483

The Company’s consolidated intangible assets consisted of the following:

	March 31,	September 30,
	2023	2022
Technology	$11,947	$11,886
Customer relationships	1,806	1,715
Trade name portfolio	611	590
Non-compete agreements	229	206
Patents	72	72
	14,665	14,469
Accumulated amortization	(5,182)	(3,964)
	$9,483	$10,505

As of March 31, 2023, future amortization expense is as follows:

Fiscal year ending September 30,
2023 (remaining six months)	$1,050
2024	2,099
2025	1,979
2026	1,842
2027	1,669
Thereafter	844
Total estimated amortization expense	$9,483

Amortization expense was $526 and $541 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense was $1,058 and $1,083 for the six months ended March 31, 2023 and 2022, respectively.

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2023	2022
Deposits for inventory	$101	$461
Prepaid insurance	270	360
Dues and subscriptions	271	182
Prepaid commissions	387	228
Trade shows and travel	211	471
Canadian goods and services and harmonized sales tax receivable	115	1,631
Other	258	244
	$1,613	$3,577

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

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2023	2022
Payroll and related	$2,422	$3,003
Deferred revenue	1,652	1,827
Customer deposits	1,855	4,724
Accrued contract costs	622	809
Warranty reserve	150	159
Canadian goods and services and harmonized sales tax payable	-	1,556
Asset purchase holdback liability	714	-
Other	28	5
Total	$7,443	$12,083

Other liabilities-noncurrent consisted of the following:

	March 31,	September 30,
	2023	2022
Deferred revenue	$159	$227
Asset purchase holdback liability	-	680
Total	$159	$907

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of March 31, 2023, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending March 31, 2024.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending March 31, 2024.

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$739) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	March 31,	September 30,
	2023	2022
Beginning balance	$159	$146
Warranty provision	52	86
Warranty settlements	(61)	(73)
Ending balance	$150	$159

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

11. DEBT

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bore interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contained a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contained standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit was March 31, 2023. As of March 31, 2023, and September 30, 2022, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs were recorded in prepaid expenses and other assets in the condensed consolidated balance sheet and were amortized on a straight-line basis over the term of the loan.

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2022, and the balances as of March 31, 2023, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2022	$4,541
Additional operating lease ROU assets	79
Less amortization of operating lease ROU assets	(385)
Effect of exchange rate on operating lease ROU assets	49
Operating lease ROU assets as of March 31, 2023	$4,284

Operating lease liabilities
Operating lease liabilities as of September 30, 2022	$6,137
Additional operating lease liabilities	79
Less lease principal payments on operating lease liabilities	(480)
Effect of exchange rate on operating lease liabilities	50
Operating lease liabilities as of March 31, 2023	5,786
Less non-current portion	(4,803)
Current portion as of March 31, 2023	$983

As of March 31, 2023, the Company’s operating leases have a weighted-average remaining lease term of 5.3 years and a weighted-average discount rate of 4.15%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2023 (remaining six months)	$598
2024	1,208
2025	1,184
2026	1,198
2027	1,220
Thereafter	1,047
Total undiscounted operating lease payments	6,455
Less imputed interest	(669)
Present value of operating lease liabilities	$5,786

For the three months ended March 31, 2023 and 2022, total lease expense under operating leases was approximately $245 and $246, respectively. For the six months ended March 31, 2023 and 2022, total lease expense under operating leases was approximately $503 and $491, respectively. The Company recorded $4 in short-term lease expense during the three and six months ended March 31, 2023. The Company did not have any short-term lease expense during the three and six months ended March 31, 2022.

13. INCOME TAXES

For the six months ended March 31, 2023, the Company recorded discrete income tax expense of $8 related to a prior year foreign income tax expense true-up. For the six months ended March 31, 2023, the Company did not record an income tax benefit for the tax loss, as the benefits are not expected to be realized during the current fiscal year through ordinary income generated during the third and fourth quarters or in a future year through recognition of a deferred tax asset. For the six months ended March 31, 2022, the Company recorded an income tax benefit of $336 reflecting an effective tax rate of 28.6%.

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

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the six months ended March 31, 2023, the Company recorded $589 of bonus expense. In the six months ended March 31, 2022, the Company recorded $845 of bonus expense.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations, and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$739) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98 per share, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. During the six months ended March 31, 2023, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation.

15. SHARE-BASED COMPENSATION

Stock option plans

As of March 31, 2022, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016, and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of March 31, 2023, there were options and restricted stock units outstanding covering 1,000 and 4,579,035 shares of common stock under the 2005 Equity Plan and the 2015 Equity Plan, respectively, and 2,861,077 shares of common stock available for grant, for a total of 7,441,112 shares of common stock authorized and unissued under the two equity plans.

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

Share-based compensation is accounted for in accordance with ASC Topic 718: Compensation - Stock Compensation. Total compensation expense for all share-based awards is based on the estimated fair market value of the equity instrument issued on the grant date. For share-based awards that vest based solely on a service condition, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For share-based awards that vest based on a market condition, compensation expense is recognized on a straight-line basis over the requisite service period of each separately vesting tranche. For share-based awards that vest based on a performance condition, compensation expense is recognized for the number of awards that are expected to vest based on the probable outcome of the performance condition. Compensation cost for these awards will be adjusted to reflect the number of awards that ultimately vest.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

There were 1,806,500 stock options granted during the six months ended March 31, 2023, of which 225,000 vest based on a market condition. There were 302,000 stock options granted during the six months ended March 31, 2022, none of which vest based on a market condition.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted, that vest without a market condition, during the six months ended March 31, 2023 and 2022, was calculated with the following weighted average assumptions (annualized percentages):

	Six months ended
	March 31
	2023	2022
Volatility	52.1%	48.1%
Risk-free interest rate	4.0%	1.5%
Dividend yield	0.0%	0.0%
Expected term in years	5.8	6.8

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

For stock options that contain market-based vesting conditions, the fair value of these options was determined using a Monte Carlo valuation approach and calculated by an independent valuation specialist.

As of March 31, 2023, there was approximately $1,976 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.4 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-based stock options

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. During the year ended September 30, 2022, the Company modified the performance criteria for these PVOs to exclude certain strategic growth initiatives that were not planned at the time of grant. The Company recorded $209 in stock-based compensation expense related to these options in the year ended September 30, 2022. The Company did not record compensation expense related to the 2023 performance-based stock options during the six months ended March 31, 2023.

On October 8, 2022, the Company awarded additional performance-based stock options to purchase 800,000 shares of the Company’s common stock to the same key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company did not record compensation expense related to these options for the six months ended March 31, 2023.

On August 10, 2022, the Company granted PVOs to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. During the three months ended March 31, 2023, these options were forfeited due to a voluntary termination of employment. The Company did not record compensation expense related to these options for the six months ended March 31, 2022.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved in order for compensation expense to be recognized. The Company recorded $0.4 of compensation expense related to these options during the three and six months ended March 31, 2023.

The Company did not grant any PVO’s during the six months ended March 31, 2022.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Restricted stock units

In fiscal 2020, 81,270 RSUs were granted to employees that vested over three years on the anniversary date of the grant. These were issued at a market value of $258 and have been expensed on a straight-line basis over the three-year life of the grants.

During fiscal 2021, 145,950 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $989, which have and will be expensed on a straight-line basis over the three-year life of the grants.

On March 15, 2022, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that vested on the first anniversary of the grant date. These were issued at a market value of $407, and expensed on a straight-line basis through the March 15, 2023, vest date. On November 1, 2021, 10,000 RSUs were granted to a non-employee advisor that vested on the first anniversary of the grant date. These were issued at a market value of $51, which were expensed on a straight-line basis though the November 1, 2022, vest date. On November 1, 2022, 10,000 RSUs were granted to a non-employee advisor that vest on the first anniversary of the grant date. These were issued at a market value of $29, which have and will be expensed on a straight-line basis though the November 1, 2023, vest date.

On March 14, 2023, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These RSUs were granted at a market value of $417 and have and will be expensed on a straight-line basis through the March 14, 2024, vest date. On February 14, 2023, 145,600 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These RSUs were issued at a market value of $582, which have and will be expensed on a straight-line basis over the three-year life of the grants. On March 20, 2023, 20,000 RSUs were granted to an employee with immediate vesting. These were issued at a market value of $66 and were expensed immediately.

Compensation expense for RSUs was $350 and $548 for the three and six months ended March 31, 2023, respectively. Compensation expense for RSUs was $586 and $1,023 for the three and six months ended March 31, 2022, respectively. As of March 31, 2023, there was approximately $1,473 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.8 years.

A summary of the Company’s RSUs as of March 31, 2023, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2022	342,841	$4.11
Granted	295,600	$3.63
Released	(245,428)	$3.68
Forfeited/cancelled	-	$-
Outstanding March 31, 2023	393,013	$4.01

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of March 31, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2022	3,940,899	$3.31
Granted	1,806,500	$2.93
Forfeited/expired	(1,476,612)	$3.99
Exercised	(83,765)	$1.60
Outstanding March 31, 2023	4,187,022	$2.94
Exerciseable March 31, 2023	1,698,888	$2.59

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Options outstanding are exercisable at prices ranging from $1.31 to $8.03 per share and expire over the period from 2023 to 2030 with an average life of 4.39 years. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2023, was $1,381 and $1,095, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.95 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2023 was $147 and proceeds from these exercises was $86. The total intrinsic value of stock options exercised during the six months ended March 31, 2022 was $86 and proceeds from these exercises was $170.

The following table summarized information about stock options outstanding as of March 31, 2023:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.31	-	$1.99	1,097,657	0.98	$1.95	1,097,657	$1.95
$2.69	-	$2.69	1,100,000	6.52	$2.69	-	$-
$3.12	-	$3.39	1,151,138	5.17	$3.33	187,138	$3.39
$3.40	-	$8.03	838,227	5.01	$4.04	414,093	$3.93
			4,187,022	4.39	$2.94	1,698,888	$2.59

The Company recorded $163 and $151 of stock option compensation expense for employees, directors and consultants for the three months ended March 31, 2023 and 2022, respectively. The Company recorded $385 and $272 of stock option compensation expense for employees, directors and consultants for the six months ended March 31, 2023 and 2022, respectively.

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Cost of revenues	$33	$28	$61	$43
Selling, general and administrative	447	686	820	1,217
Research and development	33	23	52	35
	$513	$737	$933	$1,295

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2023, and the six months ended March 31, 2022 (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2022	36,611,240	$366	$108,551	$(57,366)	$(792)	$50,393
Share-based compensation expense	-	-	420	-	-	420
Issuance of common stock upon exercise of stock options, net	20,000	-	32	-	-	32
Issuance of common stock upon vesting of restricted stock units	12,667	-	-	-	-	-
Release of obligation to issue commons stock	69,564	1	-	-		-
Accumulated other comprehensive loss	-	-	-	-	266	266
Net loss	-	-	-	(3,507)		(3,507)
Balance as of December 31, 2022	36,713,471	$367	$109,003	$(60,873)	$(526)	$47,604

Share-based compensation expense	-	-	513	-	-	513
Issuance of common stock upon exercise of stock options, net	33,765	1	54	-	-	54
Issuance of common stock upon cashless exercise of stock options, net	15,914	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units	232,761	2	(2)	-	-	(2)
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(11,616)	-	(45)	-	-	(45)
Accumulated other comprehensive loss	-	-	-	-	81	81
Net loss	-	-	-	(3,403)	-	(3,403)
Balance as of March 31, 2023	36,984,295	$370	$109,523	$(64,276)	$(445)	$44,802

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958
Share-based compensation expense	-	-	558	-	-	558
Issuance of common stock upon exercise of stock options, net	15,000	-	46	-	-	46
Stock buyback	(116,868)	(1)	(441)	-	-	(441)
Release of obligation to issue commons stock	69,564	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(85)	(85)
Net loss	-	-	-	(1,305)	-	(1,305)
Balance as of December 31, 2021	36,371,529	363	$107,273	$(42,459)	$(83)	$64,731

Share-based compensation expense	-	-	737	-	-	737
Issuance of common stock upon exercise of stock options, net	55,000	1	124	-	-	124
Issuance of common stock upon vesting of restricted stock units	262,342	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(18,344)	-	(70)	-	-	(70)
Stock buyback	(142,442)	(1)	(557)	-	-	(557)
Accumulated other comprehensive loss	-	-	-	-	(1)	(1)
Net loss	-	-	-	(492)	-	(492)
Balance as of March 31, 2022	36,528,085	365	$107,507	$(42,951)	$(84)	$64,472

Common stock activity

During the six months ended March 31, 2023, the Company issued 69,679 shares of common stock and received gross proceeds of $86 in connection with the exercise of stock options, and the Company issued 233,812 shares of common stock in connection with the vesting of RSUs. During the six months ended March 31, 2022 the Company issued 70,000 shares of common stock and received gross proceeds of $170 in connection with the exercise of stock options, and the Company issued 243,998 shares of common stock in connection with the vesting of RSUs.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98 per share, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. During the six months ended March 31, 2023, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation.

Share buyback program

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, and expiring on December 31, 2020, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the Board of Directors extended the buyback program until December 31, 2022. In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024.

There were no shares repurchased during the six months ended March 31, 2023. During the six months ended March 31, 2022 259,310 shares were repurchased for $998. All repurchased shares have been retired as of March 31, 2023, and $3 million was available for share repurchase under the program.

Dividends

There were no dividends declared in the six months ended March 31, 2023 and 2022.

17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	March 31,		March 31,
	2023	2022	2023	2022
Net loss	$(3,403)	$(492)	$(6,910)	$(1,797)

Basic and diluted income per share	$(0.09)	$(0.01)	$(0.19)	$(0.05)

Weighted average shares outstanding - basic	36,817,026	36,535,321	36,755,920	36,405,321
Assumed exercise of dilutive options	-	-	-	-
Weighted average shares outstanding - diluted	36,817,026	36,535,321	36,755,920	36,405,321

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	4,187,022	2,977,384	4,187,022	2,977,384
RSU	393,013	382,927	393,013	382,927
Obligation to issue common stock	69,564	139,128	69,564	139,128
Total	4,649,599	3,499,439	4,649,599	3,499,439

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

18. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based mass messaging software for emergency warning and evacuation management. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East, and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole.

The following table presents the Company’s segment disclosures:

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue from external customers
Hardware	$10,360	$12,495	$19,945	$22,622
Software	853	673	1,755	1,223
	$11,213	$13,168	$21,700	$23,845

Intersegment revenues
Hardware	$-	$-	$-	$-
Software	1,386	820	2,582	1,494
	$1,386	$820	$2,582	$1,494

Segment operating loss
Hardware	$387	$2,537	$359	$3,709
Software	(3,797)	(3,064)	(7,257)	(5,845)
	$(3,410)	$(527)	$(6,898)	$(2,136)

Other expenses:
Depreciation and amortization expense
Hardware	$100	$96	$199	$190
Software	539	547	1,083	1,092
	$639	$643	$1,282	$1,282

Income tax expense (benefit)
Hardware	$8	$726	$8	$1,066
Software	-	(771)	-	(1,402)
	$8	$(45)	$8	$(336)

	March 31,	September 30,
	2023	2022
Long-lived assets
Hardware	$1,564	$1,677
Software	9,623	10,585
	$11,187	$12,262

Total assets
Hardware	$38,848	$47,237
Software	22,854	24,617
	$61,702	$71,854

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended March 31, 2023, revenues from two customers accounted for 54% and 12% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2023, revenues from one customer accounted for 57% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2023, accounts receivable from two customers accounted for 26% and 23% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2022 revenues from two customers accounted for 63% and 13% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2022, revenues from one customer accounted for 65% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2022, accounts receivable from two customers accounted for 56% and 17% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $8,411 and $9,531 for the three months ended March 31, 2023 and 2022, respectively. Revenue from customers in the United States was $17,349 and $18,769 for the six months ended March 31, 2023 and 2022, respectively. Revenues are attributed to countries based on customers’ delivery location. The following table summarizes revenues by geographic region.

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Americas	$10,019	$10,095	$19,182	$19,531
Asia Pacific	545	2,147	1,304	2,455
Europe, Middle East and Africa	649	926	1,214	1,859
Total Revenues	$11,213	$13,168	$21,700	$23,845

The following table summarizes long-lived assets by geographic region.

	March 31,	September 30,
	2023	2022
United States	$10,724	$11,800
Americas (excluding the United States)	12	16
Europe, Middle East and Africa	451	446
Total long lived assets	$11,187	$12,262

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Genasys is a global provider of critical communications software solutions and hardware systems designed to alert, inform, and protect communities and organizations. The Genasys Protect™ unified platform collects information on developing and active emergency situations from a wide variety of sensors and inputs and empowers governments, businesses, and organizations to deliver real-time, geo-targeted notifications and information to people in harm’s way before, during, and after public safety and enterprise threats.

The Genasys Protect unified platform includes:

Software

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

GEM Enterprise empowers businesses and organizations to send critical communications to at-risk employees, contractors, visitors, or groups based on geographic location or team status. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins, and recipient locations, GEM Enterprise integrates with data sources, including active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to employees, staff, contractors, temporary workers, and visitors.

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

NEWS – Genasys' National Emergency Warning System (“NEWS”) provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. Genasys partners with mobile telecom networks to deliver NEWS SMS and cell broadcast alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. NEWS can locate recipients and deliver messages in near real time, compared with other SMS alert providers that can take up to 15 minutes. Even with NEWS’ reach and scope, all data is anonymized, ensuring individuals stay safe and informed without sacrificing their privacy.

Hardware

IMNS – Genasys' Integrated Mass Notification System (“IMNS”) product line unites Genasys next generation mass notification speaker systems with GEM command-and-control software. Genasys' advanced mass notification systems feature the industry's highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options that enable continued operation when power and telecommunications infrastructure fail. Emergency alerts and information can be sent via individual, grouped or networked IMNS installations, text messages, emails, IPAWS, desktop alerts, television, voice calls, and social media. IMNS' layered redundancy helps to ensure the maximum number of people receive critical communications.

LRAD is the world’s leading Acoustic Hailing Device (“AHD”). Projecting alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRAD voice and alert tone broadcasts cut through background noise and are clearly heard and understood over distance.

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

Recent Developments

Business developments in the fiscal quarter ended March 31, 2023:

•	Awarded multi-year GEM Enterprise contract to provide critical notifications for Aramco

•	Expanded Genasys Protect coverage in San Diego County with new Zonehaven contract

•	Helped to protect millions of California residents during multiple atmospheric river events

•	Announced new and follow-on IMNS orders from the University of California, Berkeley, the City of Laguna Beach, and the Southern Marin Fire Protection District

•	Secured GEM and Zonehaven software services contract from three contiguous Utah counties

•	Received LRAD systems order from international mining operations for bird and wildlife preservation

Revenues for the Company’s second quarter of fiscal 2023 were $11.2 million, a $2.0 million decrease from $13.2 million in the second quarter of fiscal 2022. Quarterly software revenue of $853 thousand, increased $180 thousand, year over year, offset by a decrease of $2.1 million in hardware revenue ($10.4 million), in the March ended quarter. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay hardware contract awards, resulting in uneven quarterly revenue. Gross profit decreased compared to the same quarter in the prior year, primarily as a result of higher component costs for LRADs delivered against legacy contracts and pricing. Operating expenses in the quarter ended March 31, 2023, increased 8.2% to $8.3 million, compared with $7.7 million in the same period in the prior year. The primary driver of the change is personnel hired in conjunction with our stated investment in building our software business. The Company had 201 employees as of March 31, 2023, as compared with 180 in the prior year period. We reported a net loss of $3.4 million for the second quarter of fiscal 2023, or $(0.09) per share, compared with a net loss of $492 thousand, or $(0.01) per share, for the same quarter in the prior year.

Business Outlook

Our products, systems, and solutions continue to gain worldwide awareness and recognition through our sales and marketing efforts, media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth. We believe we have strong market opportunities for our product offerings throughout the world in the defense, emergency warning, mass notification, critical event management, and law enforcement sectors as a result of increasing public safety, enterprise, government and organizational threats. Our products, systems, and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife preservation business segments.

Genasys has developed a global market and increased demand for LRADs and advanced mass notification speakers. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility, and product reliability. We intend to continue building on our AHD market leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product and financial planning.

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

By providing the only SaaS platform that unifies sensors and inputs with multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information, and instructions before, during, and after public safety and enterprise threats.

While the software and hardware mass notification markets are more mature with many established suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning, and critical communications markets.

In the second half of fiscal 2023, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2022 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife dispersion and preservation business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

Our research and development strategy involves incorporating further innovations and capabilities into our Genasys Protect platform, systems, and solutions to meet the needs of our target markets.

Our GEM, Zonehaven, and NEWS software solutions are complex offerings that we intend to message more succinctly with improved and expanded marketing. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We continue to invest engineering resources to enhance our Genasys Protect software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

A large number of components and sub-assemblies manufactured by outside suppliers within our supply chain are produced within 50 miles of our facility. We do not source component parts from suppliers in China. It is likely that some of our suppliers source parts or raw materials in China. The aftermath of the COVID-19 pandemic continues to impact worldwide supply chains and the ability to obtain sufficient amounts of component parts, including semiconductor chips and integrated circuits, resins, coating and other equipment and components. Negative impacts on our supply chain could have material effects on our business. We communicate with our suppliers regarding measures to mitigate ongoing worldwide supply chain issues.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended
	March 31, 2023		March 31, 2022
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product revenue	$9,940	88.6%	$11,854	90.0%	$(1,914)	(16.1%	)
Contract and other	1,273	11.4%	1,314	10.0%	(41)	(3.1%	)
Total revenues	11,213	100.0%	13,168	100.0%	(1,955)	(14.8%	)

Cost of revenues	6,288	56.1%	5,991	45.5%	(297)	(5.0%	)
Gross Profit	4,925	43.9%	7,177	54.5%	(2,252)	(31.4%	)

Operating expenses
Selling, general and administrative	6,054	54.0%	5,811	44.1%	(243)	(4.2%	)
Research and development	2,281	20.3%	1,893	14.4%	(388)	(20.5%	)
Total operating expenses	8,335	74.3%	7,704	58.5%	(631)	(8.2%	)

Loss from operations	(3,410)	(30.4% )	(527)	(4.0% )	(2,883)	547.1%

Other income (expense), net	15	0.1%	(10)	(0.1% )	25	(250.0%	)

Loss before income taxes	(3,395)	(30.3% )	(537)	(4.1% )	(2,858)	532.2%
Income tax expense (benefit)	8	0.1%	(45)	(0.3% )	(53)	117.8%
Net loss	$(3,403)	(30.3% )	$(492)	(3.7% )	$(2,911)	591.7%

Net revenue
Hardware	$10,360	92.4%	$12,495	94.9%	(2,135)	(17.1%	)
Software	853	7.6%	673	5.1%	180	26.7%
Total net revenue	$11,213	100.0%	$13,168	100.0%	$(1,955)	(14.8%	)

The table above sets forth for the periods indicated, certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues were $1,955 lower compared with the same quarter in the prior year. Hardware revenue decreased $2,135, partially offset by a $180 increase in software revenue, compared with the prior fiscal year quarter. Lower revenue in the second quarter of fiscal 2023 was largely due to the lower backlog at the start of this fiscal year compared with the prior fiscal year backlog. The higher software revenue was primarily due to 34% increase in recurring revenue. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of March 31, 2023, we had aggregate deferred revenue of $1,811 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit compared with the same period in the prior year was due to higher component costs and lower revenue in this year’s quarter. Gross profit as a percentage of sales was lower compared with the prior year period (which included a favorable product mix) primarily due to higher costs of components, in line with inflation, in this year’s quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $243 over the prior year quarter. The increase was largely due to $407 of increased compensation expense and $218 from higher professional services in the current year period, partially offset by a $419 decrease in commission expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2023 and 2022 of $447 and $686, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $388 in this fiscal quarter as the number of engineers increased 5% over the same quarter of last fiscal year as we continue to increase the features and functionality of our software offerings.

Included in research and development expenses for the three months ended March 31, 2023 and 2022, was $33 and $23, respectively, of non-cash share-based compensation costs.

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

Net Loss

Net loss in the second quarter of fiscal year 2023 was $3,403, compared with a net loss of $492 in the second quarter of fiscal year 2022. The increase in net loss was primarily attributable to the increased cost of sales due to higher component costs, plus higher operating expenses, which resulted from hiring additional engineering, sales, and marketing employees.

Comparison of Results of Operations for the Six Months Ended March 31, 2023 and 2022 (in thousands)

	March 31, 2023		March 31, 2022
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product revenue	$19,058	87.8%	$21,424	89.8%	$(2,366)	(11.0%)
Contract and other	2,642	12.2%	2,421	10.2%	221	9.1%
Total revenues	21,700	100.0%	23,845	100.0%	(2,145)	(9.0%)

Cost of revenues	11,943	55.0%	11,365	47.7%	(578)	(5.1%)
Gross Profit	9,757	45.0%	12,480	52.3%	(2,723)	(21.8%)

Operating expenses
Selling, general and administrative	12,439	57.3%	11,009	46.2%	(1,430)	(13.0%)
Research and development	4,216	19.4%	3,607	15.1%	(609)	(16.9%)
Total operating expenses	16,655	76.8%	14,616	61.3%	(2,039)	(14.0%)

Loss from operations	(6,898)	(31.8%)	(2,136)	(9.0%)	(4,762)	222.9%

Other income (expense), net	(4)	(0.0%)	3	0.0%	(7)	(233.3%)

Loss before income taxes	(6,902)	(31.8%)	(2,133)	(8.9%)	(4,769)	223.6%
Income tax expense (benefit)	8	0.0%	(336)	(1.4%)	(344)	102.4%
Net loss	$(6,910)	(31.8%)	$(1,797)	(7.5%)	$(5,113)	284.5%

Net revenue
Hardware	$19,945	91.9%	$22,622	94.9%	(2,677)	(11.8%)
Software	1,755	8.1%	1,223	5.1%	532	43.5%
Total net revenue	$21,700	100.0%	$23,845	100.0%	$(2,145)	(9.0%)

The table above sets forth for the periods indicated, certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $2,145 for the six months ended March 31, 2023, compared with the same prior year period, primarily due to the lower backlog as of September 30, 2022, compared with September 30, 2021. Hardware revenue decreased $2,677, partially offset by the $532 increase in software revenue. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of March 31, 2023, we had aggregate deferred revenue of $1,811 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit in the six months ended March 31, 2023, was primarily due to the higher cost of components and lower sales volume this year compared to the prior year period and a better product mix in the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,430 in the six months ended March 31, 2023, compared with the prior year period. The increase in selling, general and administrative expenses was largely due to an $852 increase in compensation related costs, $579 increase in professional services expenses, and a $309 increase in sales, marketing, and travel expenses, partially offset by a $303 decrease in commission expense compared to the prior year to date period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2023 and 2022 of $820 and $1,217, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $609, primarily due to increased compensation-related costs associated with a 5% increase in headcount compared with the prior year period.

We incurred non-cash share-based compensation expenses allocated to research and development in the six months ended March 31, 2023 and 2022 of $52 and $35, respectively.

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

Net Loss

Net loss for the first six months of fiscal 2023 was $6,910, compared with the prior year period net loss of $1,797. The increase in net loss was primarily attributable to the increased cost of sales due to higher component costs and higher operating expenses, which resulted from hiring additional software engineering, sales, and marketing employees.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Net loss	$(3,403)	$(492)	(6,910)	(1,797)
Other income (expense), net	(15)	10	4	(3)
Income tax expense (benefit)	8	(45)	8	(336)
Depreciation and amortization	639	643	1,282	1,282
Stock-based compensation	513	737	933	1,295
Adjusted EBITDA	$(2,258)	$853	$(4,683)	$441

Segment Results

Segment results include net sales and operating income by segment. Corporate expense including various administrative expenses and costs of a publicly traded company are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended March 31, 2023 and 2022 (in thousands)

	Software				Hardware
	Three months ended March 31,				Three months ended March 31,
			Fav (Unfav)				Fav (Unfav)
	2023	2022	$	%	2023	2022	$	%
Revenue	$853	$673	$180	26.7%	$10,360	$12,495	$(2,135)	(17.1%	)
Operating (loss) Income	(3,797)	(3,064)	(733)	23.9%	387	2,537	(2,150)	(84.7%	)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	539	547	(8)	(1.5% )	100	96	4	4.2%
Stock-based compensation	122	67	55	82.1%	391	670	(279)	(41.6%	)
Adjusted EBITDA	$(3,136)	$(2,450)	$(686)	28.0%	$878	$3,303	$(2,425)	(73.4%	)

Software Segment

Software segment revenue increased 27% over the prior fiscal year quarter. This primarily reflects a 34% increase in recurring revenue, partially offset by a 12% decrease in professional services, compared with the prior fiscal year period.

Operating loss increased $733 in the second fiscal quarter due to increases in payroll and related costs from increased hiring to support software development and sales and higher commission expense from the increased revenues.

Hardware Segment

Hardware segment revenue decreased $2,135 compared with the prior fiscal year period. The decrease was largely due to the lower backlog at the start of this fiscal year compared with the prior fiscal year beginning backlog.

Operating income decreased $2,150 in the fiscal 2023 second quarter compared with the same quarter in the prior year due to lower revenue and gross profit resulting from higher cost of components, and higher professional services expense, compensation expense, and sales and marketing expenses, partially offset by lower commission expense.

Comparison of Segment Adjusted EBITDA for the Six Months Ended March 31, 2023 and 2022 (in thousands)

	Software				Hardware
	Six months ended				Six months ended
	March 31,		Fav (Unfav)		March 31,		Fav (Unfav)
	2023	2022	$	%	2023	2022	$	%
Revenue	$1,755	$1,223	$532	43.5%	$19,945	$22,622	$(2,677)	(11.8%	)
Operating (loss) Income	(7,257)	(5,845)	(1,412)	24.2%	359	3,709	(3,350)	(90.3%	)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	1,083	1,092	(9)	(0.8% )	199	190	9	4.7%
Stock-based compensation	222	125	97	77.6%	711	1,170	(459)	(39.2%	)
Adjusted EBITDA	$(5,952)	$(4,628)	$(1,324)	28.6%	$1,269	$5,069	$(3,800)	(75.0%	)

Software Segment

Software segment revenue increased 44% over the prior fiscal year. This primarily reflects a 43% increase in recurring revenue compared with the first six months of fiscal 2022.

Operating loss increased $1,412 compared to the prior fiscal year period due to increases in payroll and related costs from increased hiring to support software development and sales, higher professional services expense, and higher commission expense from the increased revenues.

Hardware Segment

Hardware segment revenue decreased $2,677 compared with the prior year period. The decrease was largely due to the lower backlog at the start of this fiscal year compared with the prior fiscal year beginning backlog.

Operating income decreased $3,350 compared with the prior fiscal year due to lower revenue and lower gross profit from higher cost of components, higher sales and marketing expenses, and professional services expense, partially offset by lower commission expense.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2023, was $6,371, compared with $12,736 as of September 30, 2022. We had short-term marketable securities of $5,552 as of March 31, 2023, compared with $6,397 as of September 30, 2022. We had long-term marketable securities of $601 as of March 31, 2023, compared with $781 as of September 30, 2022. Other than cash and cash equivalents, short and long-term marketable securities, other working capital, and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, and developing new opportunities for growth.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31, 2023	March 31, 2022
Cash provided by (used in):
Operating activities	$(7,466)	$(3,107)
Investing activities	918	(146)
Financing activities	41	(915)

Operating Activities

Net loss of $6,910 for the six months ended March 31, 2023 was decreased by $2,774 of non-cash items that included share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, accretion of acquisition holdback liability, and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in inventory of $3,469, and a decrease in accrued and other liabilities of $6,004, comprised of a decrease in the balances of customer deposits received, payment of the Canadian GST/HST and payment of incentive compensation earned in fiscal year 2022. This was offset by a $3,158 decrease in accounts receivable, a $1,840 decrease in prepaid expenses, and a $1,145 increase in accounts payable.

Net loss of $1,797 for the six months ended March 31, 2022 was decreased by $2,715 of non-cash items that included share-based compensation, depreciation and amortization, amortization of operating lease ROU assets, an increase to deferred income taxes, warranty provision, and inventory obsolescence. Cash used by operating activities in the first six months of fiscal 2022, reflected an increase in inventory of $3,291, and a decrease in accrued and other liabilities and other of $4,412 reflecting a decrease in the balances of customer deposits received, and payment of incentive compensation earned in fiscal year 2021. This was offset by a $2,123 decrease in accounts receivable on lower revenue in the period compared with the fourth quarter of fiscal year 2021, a $750 decrease in prepaid expenses and a $805 increase in accounts payable.

We had accounts receivable of $3,623 as of March 31, 2023, compared with $6,744 as of September 30, 2022. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of March 31, 2023, and September 30, 2022, our working capital was $15,347 and $20,197, respectively. The decrease in working capital was primarily due to the net loss this period and decrease in accounts receivable and prepaid expenses.

Investing Activities

Our net cash provided by investing activities was $918 for the six months ended March 31, 2023, compared with net cash used in investing activities of $146 for the six months ended March 31, 2022. In the first six months of fiscal 2023, our holdings in short and long-term marketable securities decreased by $1,075, compared with a decrease of $25 for the six months ended March 31, 2022.  Cash used in investing activities for the purchase of property and equipment was $157 and $171 for the six months ended March 31, 2023 and 2022, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2023.

Financing Activities

In the six months ended March 31, 2023, we received $41 for financing activities, compared with $915 used in financing activities for the six months ended March 31, 2022. In the first six months of fiscal 2023, we received $86 from the exercise of stock options and used $45 to settle statutory tax withholding requirements upon vesting of restricted stock units. In the first six months of fiscal 2022 we received $170 from the exercise of stock options and used $998 to repurchase shares of our common stock and $70 to settle statutory tax withholding requirements upon vesting of restricted stock units.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, and expiring on December 31, 2020, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the Board of Directors extended the buyback program until December 31, 2022. In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024.

There were no shares repurchased during the six months ended March 31, 2023. During the six months ended March 31, 2022, 259,310 shares were purchased for $998. All repurchased shares have been retired and as of March 31, 2023, and $3.0 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

GENASYS INC.

Date: May 8, 2023	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)