Form 10-Q
period 2023-06-30
Genasys Inc.
filed 2023-08-10
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 7, 2023 was 37,181,071.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30,
	2023	September 30,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,971	$12,736
Short-term marketable securities	3,549	6,397
Restricted cash	755	100
Accounts receivable, net of allowance for doubtful accounts of $181	10,353	6,744
Inventories, net	7,950	6,008
Prepaid expenses and other	1,683	3,577
Total current assets	27,261	35,562

Long-term marketable securities	392	781
Long-term restricted cash	96	823
Deferred tax assets, net	7,399	7,373
Property and equipment, net	1,666	1,757
Goodwill	10,348	10,118
Intangible assets, net	8,958	10,505
Operating lease right of use assets	4,094	4,541
Other assets	547	394
Total assets	$60,761	$71,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,324	$2,334
Accrued liabilities	8,182	12,083
Operating lease liabilities, current portion	998	948
Total current liabilities	12,504	15,365

Other liabilities, noncurrent	116	907
Operating lease liabilities, noncurrent	4,551	5,189
Total liabilities	17,171	21,461

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 37,181,071 and 36,611,240 shares issued and outstanding, respectively	-	-
Additional paid-in capital	110,013	108,551
Accumulated deficit	(65,999)	(57,366)
Accumulated other comprehensive loss	(424)	(792)
Total stockholders' equity	43,590	50,393
Total liabilities and stockholders' equity	$60,761	$71,854

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product sales	$12,593	$12,904	$31,651	$34,328
Contract and other	1,669	1,248	4,311	3,669
Total revenues	14,262	14,152	35,962	37,997
Cost of revenues	7,567	7,289	19,510	18,654

Gross profit	6,695	6,863	16,452	19,343

Operating expenses
Selling, general and administrative	6,004	5,785	18,443	16,794
Research and development	2,141	1,707	6,357	5,314
Total operating expenses	8,145	7,492	24,800	22,108

Loss from operations	(1,450)	(629)	(8,348)	(2,765)

Other income (expense), net	1	9	(4)	12

Loss before income taxes	(1,449)	(620)	(8,352)	(2,753)
Income tax benefit	(26)	(31)	(18)	(367)
Net loss	$(1,423)	$(589)	$(8,334)	$(2,386)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)	$(0.23)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	37,053,196	36,566,900	36,855,014	36,459,179

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,423)	$(589)	$(8,334)	$(2,386)
Unrealized gain (loss) on marketable securities	21	(12)	71	(81)
Unrealized foreign currency (loss) gain	-	(440)	297	(457)
Comprehensive loss	$(1,402)	$(1,041)	$(7,966)	$(2,924)

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2023	2022
Operating Activities:
Net loss	$(8,334)	$(2,386)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,918	1,920
Amortization of debt issuance costs	8	14
Warranty provision	54	38
Inventory obsolescence	184	174
Stock-based compensation	1,329	1,650
Deferred income taxes	(26)	(369)
Amortization of operating lease right of use asset	577	543
Accretion of acquisition holdback liability	36	36

Changes in operating assets and liabilities:
Accounts receivable, net	(3,570)	1,964
Inventories, net	(2,127)	(2,563)
Prepaid expenses and other	1,755	1,049
Accounts payable	955	371
Accrued and other liabilities	(5,581)	(3,012)
Net cash used in operating activities	(12,822)	(571)

Investing Activities:
Purchases of marketable securities	(3,641)	(5,287)
Proceeds from maturities of marketable securities	6,949	5,492
Capital expenditures	(229)	(191)
Net cash provided by investing activities	3,079	14

Financing Activities:
Proceeds from exercise of stock options	87	253
Repurchase of common stock	-	(998)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(45)	(70)
Shares retained for payment of taxes in connection with the exercise of stock options	(207)	-
Payments on promissory notes	-	(277)
Net cash used in financing activities	(165)	(1,092)
Effect of foreign exchange rate on cash	71	(85)
Net decrease in cash, cash equivalents, and restricted cash	(9,837)	(1,734)
Cash, cash equivalents and restricted cash, beginning of period	13,659	14,528
Cash, cash equivalents and restricted cash, end of period	$3,822	$12,794

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,971	$11,723
Restricted cash, current portion	755	100
Long-term restricted cash	96	971
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$3,822	$12,794

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2023	2022
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$71	$(81)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(416)	$(832)
Initial measurement of operating lease right of use assets	$79	$7
Initial measurement of operating lease liabilities	$79	$7
Shares surrendered from stock option exercises	$300	$-

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2023, the amount of cash and cash equivalents was $2,971. As of September 30, 2022, the amount of cash and cash equivalents was $12,736.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of June 30, 2023, the current portion of restricted cash was $755, and the noncurrent portion was $96. As of September 30, 2022, the current portion of restricted cash was $100, and the noncurrent portion was $823.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of June 30, 2023, and September 30, 2022, including the change between the periods. There were no contract assets as of June 30, 2023, and September 30, 2022. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2022	$4,724	$2,054	$6,778
New performance obligations	8,606	2,414	11,020
Recognition of revenue as a result of satisfying performance obligations	(11,375)	(2,289)	(13,664)
Effect of exchange rate on deferred revenue	2	31	33
Balance as of June 30, 2023	$1,957	$2,210	$4,167
Less: non-current portion	-	(116)	(116)
Current portion as of June 30, 2023	$1,957	$2,094	$4,051

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,167. The Company expects to recognize revenue on approximately $4,051 or 97% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The Company’s financial instruments consist principally of cash equivalents, restricted cash, short and long-term marketable securities, accounts receivable, and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of June 30, 2023, or September 30, 2022. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2023, and September 30, 2022.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2023, and September 30, 2022. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	June 30, 2023
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$795	$-	$795	$795	$-	$-

Level 2:
Certificates of deposit	302	-	302	-	-	302
Municipal securities	2,747	(12)	2,735	-	2,645	90
Corporate bonds	911	(7)	904	-	904	-
Subtotal	3,960	(19)	3,941	-	3,549	392

Total	$4,755	$(19)	$4,736	$795	$3,549	$392

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

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$755) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2022	$680
Accretion	36
Currency translation	26
Balance as of June 30, 2023	$742

6. INVENTORIES, NET

Inventories, net consisted of the following:

	June 30,	September 30,
	2023	2022
Raw materials	$6,387	$5,277
Finished goods	894	844
Work in process	1,449	744
Inventories, gross	8,730	6,865
Reserve for obsolescence	(780)	(857)
Inventories, net	$7,950	$6,008

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	September 30,
	2023	2022
Office furniture and equipment	$1,594	$1,432
Machinery and equipment	1,441	1,391
Leasehold improvements	2,302	2,172
Construction in progress	-	104
Property and equipment, gross	5,337	5,099
Accumulated depreciation	(3,671)	(3,342)
Property and equipment, net	$1,666	$1,757

Depreciation and amortization expense for property and equipment was $111 and $101 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense for property and equipment was $335 and $299 for the nine months ended June 30, 2023 and 2022, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain and Zonehaven, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions, and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the software reporting unit was less than the carrying value. The Company engaged independent valuation experts to assist in determining the fair value of the software reporting unit and recorded a $13,162 goodwill impairment charge. As of June 30, 2023, and September 30, 2022, goodwill was $10,348 and $10,118 respectively. There were no additions or impairments to goodwill during the nine months ended June 30, 2023.

The changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2023, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$-	$10,118	$10,118
Currency translation	-	230	230
Balance as of June 30, 2023	$-	$10,348	$10,348

The changes in the carrying amount of intangible assets by segment for the nine months ended June 30, 2023, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$21	$10,484	$10,505
Amortization	(3)	(1,580)	(1,583)
Currency translation	-	36	36
Balance as of June 30, 2023	$18	$8,940	$8,958

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $266.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company’s consolidated intangible assets consisted of the following:

	June 30,	September 30,
	2023	2022
Technology	$11,947	$11,886
Customer relationships	1,807	1,715
Trade name portfolio	611	590
Non-compete agreements	229	206
Patents	72	72
	14,666	14,469
Accumulated amortization	(5,708)	(3,964)
	$8,958	$10,505

As of June 30, 2023, future amortization expense is as follows:

Fiscal year ending September 30,
2023 (remaining three months)	$525
2024	2,099
2025	1,979
2026	1,842
2027	1,669
Thereafter	844
Total estimated amortization expense	$8,958

Amortization expense was $525 and $537 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $1,583 and $1,621 for the nine months ended June 30, 2023 and 2022, respectively.

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2023	2022
Deposits for inventory	$284	$461
Prepaid insurance	285	360
Dues and subscriptions	234	182
Prepaid commissions	406	228
Trade shows and travel	73	471
Canadian goods and services and harmonized sales tax receivable	148	1,631
Other	253	244
	$1,683	$3,577

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

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2023	2022
Payroll and related	$2,539	$3,003
Deferred revenue	2,094	1,827
Customer deposits	1,957	4,724
Accrued contract costs	672	809
Warranty reserve	153	159
Canadian goods and services and harmonized sales tax payable	-	1,556
Asset purchase holdback liability	742	-
Other	25	5
Total	$8,182	$12,083

Other liabilities-noncurrent consisted of the following:

	June 30,	September 30,
	2023	2022
Deferred revenue	$116	$227
Asset purchase holdback liability	-	680
Total	$116	$907

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of June 30, 2023, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending June 30, 2024.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending June 30, 2024.

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$755) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	June 30,	September 30,
	2023	2022
Beginning balance	$159	$146
Warranty provision	57	86
Warranty settlements	(63)	(73)
Ending balance	$153	$159

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

11. DEBT

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bore interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contained a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contained standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit was March 31, 2023. The Company did not renew the revolving line of credit and there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs were recorded in prepaid expenses and other assets in the condensed consolidated balance sheet and were amortized on a straight-line basis over the term of the loan.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The tables below show the operating lease ROU assets and liabilities as of September 30, 2022, and the balances as of June 30, 2023, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2022	$4,541
Additional operating lease ROU assets	79
Less amortization of operating lease ROU assets	(577)
Effect of exchange rate on operating lease ROU assets	51
Operating lease ROU assets as of June 30, 2023	$4,094

Operating lease liabilities
Operating lease liabilities as of September 30, 2022	$6,137
Additional operating lease liabilities	79
Less lease principal payments on operating lease liabilities	(719)
Effect of exchange rate on operating lease liabilities	52
Operating lease liabilities as of June 30, 2023	5,549
Less non-current portion	(4,551)
Current portion as of June 30, 2023	$998

As of June 30, 2023, the Company’s operating leases have a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 4.15%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2023 (remaining three months)	$301
2024	1,210
2025	1,185
2026	1,198
2027	1,220
Thereafter	1,046
Total undiscounted operating lease payments	6,160
Less: imputed interest	(611)
Present value of operating lease liabilities	$5,549

For the three months ended June 30, 2023 and 2022, total lease expense under operating leases was approximately $250 and $245, respectively. For the nine months ended June 30, 2023 and 2022, total lease expense under operating leases was approximately $753 and $735, respectively. The Company recorded $9 in short-term lease expense during the three and nine months ended June 30, 2023. The Company did not have any short-term lease expense during the three and nine months ended June 30, 2022.

13. INCOME TAXES

For the nine months ended June 30, 2023, the Company recorded an income tax benefit of $18 related to a prior year foreign income tax expense true-up. For the nine months ended June 30, 2023, the Company did not record an income tax benefit for the tax loss, as the benefits are not expected to be realized during the current fiscal year through ordinary income generated during the third and fourth quarters or in a future year through recognition of a deferred tax asset. For the nine months ended June 30, 2022, the Company recorded an income tax benefit of $367 reflecting an effective tax rate of 28.6%.

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

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the nine months ended June 30, 2023, the Company recorded $762 of bonus expense. In the nine months ended June 30, 2022, the Company recorded $1,483 of bonus expense.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations, and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$755) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98 per share, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. During the nine months ended June 30, 2023, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation.

15. SHARE-BASED COMPENSATION

Stock option plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016, and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of June 30, 2023, there were options and restricted stock units outstanding covering 3,673,201 shares of common stock under the 2015 Equity Plan, respectively, and 2,821,827 shares of common stock available for grant, for a total of 6,495,028 shares of common stock authorized and unissued under the two equity plans.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

There were 1,849,500 stock options granted during the nine months ended June 30, 2023, of which 225,000 vest based on a market condition. There were 322,000 stock options granted during the nine months ended June 30, 2022, none of which vest based on a market condition.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted, that vest without a market condition, during the nine months ended June 30, 2023 and 2022, was calculated with the following weighted average assumptions (annualized percentages):

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

As of June 30, 2023, there was approximately $1,804 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.2 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-based stock options

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. During the year ended September 30, 2022, the Company modified the performance criteria for these PVOs to exclude certain strategic growth initiatives that were not planned at the time of grant. The Company recorded $209 in stock-based compensation expense related to these options in the year ended September 30, 2022. The Company did not record compensation expense related to the 2023 performance-based stock options during the nine months ended June 30, 2023.

On October 8, 2022, the Company awarded additional performance-based stock options to purchase 800,000 shares of the Company’s common stock to the same key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company did not record compensation expense related to these options for the nine months ended June 30, 2023.

On August 10, 2022, the Company granted PVOs to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. During the three months ended June 30, 2023, these options were forfeited due to a voluntary termination of employment. The Company did not record compensation expense related to these options for the nine months ended June 30, 2022.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved in order for compensation expense to be recognized. The Company recorded $3 of compensation expense related to these options during the three months ended June 30, 2021 and $4 of compensation expense during the nine months ended June 30, 2023.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company did not grant any PVOs during the nine months ended June 30, 2022.

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

Compensation expense for RSUs was $211 and $759 for the three and nine months ended June 30, 2023, respectively. Compensation expense for RSUs was $193 and $1,216 for the three and nine months ended June 30, 2022, respectively. As of June 30, 2023, there was approximately $1,204 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.6 years.

A summary of the Company’s RSUs as of June 30, 2023, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2022	342,841	$4.11
Granted	295,600	$3.63
Released	(253,012)	$3.73
Forfeited/cancelled	-	$-
Outstanding June 30, 2023	385,429	$3.99

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of June 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2022	3,940,899	$3.31
Granted	1,849,500	$2.93
Forfeited/expired	(1,480,362)	$3.98
Exercised	(1,022,265)	$1.96
Outstanding June 30, 2023	3,287,772	$3.21
Exerciseable June 30, 2023	817,726	$3.41

Options outstanding are exercisable at prices ranging from $1.51 to $8.03 per share and expire over the period from 2023 to 2030 with an average life of 5.16 years. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2023, was $138. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.60 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2023 was $762 and proceeds from these exercises was $87. The total intrinsic value of stock options exercised during the nine months ended June 30, 2022 was $191 and proceeds from these exercises was $253.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table summarized information about stock options outstanding as of June 30, 2023:

Range of			Number	Weighted Average Remaining Contractual	Weighted Average Exercise	Number	Weighted Average Exercise
Exercise Prices			Outstanding	Term	Price	Exercisable	Price
$1.51	-	$2.64	189,157	1.88	$1.88	159,157	$1.73
$2.69	-	$2.69	1,100,000	6.27	$2.69	-	$-
$3.09	-	$3.39	1,160,388	4.93	$3.33	192,138	$3.39
$3.40	-	$8.03	838,227	4.76	$4.04	466,431	$3.99
			3,287,772	5.16	$3.21	817,726	$3.41

The Company recorded $181 and $162 of stock option compensation expense for employees, directors and consultants for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $566 and $434 of stock option compensation expense for employees, directors and consultants for the nine months ended June 30, 2023 and 2022, respectively.

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenues	$19	$10	$80	$53
Selling, general and administrative	351	327	1,171	1,544
Research and development	26	18	78	53
	$396	$355	$1,329	$1,650

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2023, and the nine months ended June 30, 2022 (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2022	36,611,240	$366	$108,551	$(57,366)	$(792)	$50,393
Share-based compensation expense	-	-	420	-	-	420
Issuance of common stock upon exercise of stock options, net	20,000	-	32	-	-	32
Issuance of common stock upon vesting of restricted stock units	12,667	-	-	-	-	-
Release of obligation to issue commons stock	69,564	1	-	-		-
Accumulated other comprehensive income	-	-	-	-	266	266
Net loss	-	-	-	(3,507)		(3,507)
Balance as of December 31, 2022	36,713,471	367	$109,003	$(60,873)	$(526)	$47,604

Share-based compensation expense	-	-	513	-	-	513
Issuance of common stock upon exercise of stock options, net	33,765	1	54	-	-	54
Issuance of common stock upon cashless exercise of stock options, net	15,914	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units	232,761	2	(2)	-	-	(2)
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(11,616)	-	(45)	-	-	(45)
Accumulated other comprehensive income	-	-	-	-	81	81
Net loss	-	-	-	(3,403)	-	(3,403)
Balance as of March 31, 2023	36,984,295	$370	$109,523	$(64,276)	$(445)	$44,802

Share-based compensation expense	-	-	396	-	-	396
Issuance of common stock upon exercise of stock options, net	1,000	-	1	-	-	1
Issuance of common stock upon cashless exercise of stock options, net	372,286	4	-	-	-	-
Issuance of common stock upon vesting of restricted stock units	7,584	-	-	-	-	-
Retirement of common stock	(109,488)	(1)	300	(300)		-
Shares retained for payment of taxes in connection with net share settlement upon exercise of stock options	(74,606)	(1)	(207)	-	-	(207)
Accumulated other comprehensive income	-	-	-	-	21	21
Net loss	-	-	-	(1,423)	-	(1,423)
Balance as of June 30, 2023	37,181,071	$372	$110,013	$(65,999)	$(424)	$43,590

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958
Share-based compensation expense	-	-	558	-	-	558
Issuance of common stock upon exercise of stock options, net	15,000	-	46	-	-	46
Stock buyback	(116,868)	(1)	(441)	-	-	(441)
Release of obligation to issue commons stock	69,564	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(85)	(85)
Net loss	-	-	-	(1,305)	-	(1,305)
Balance as of December 31, 2021	36,371,529	363	$107,273	$(42,459)	$(83)	$64,731

Share-based compensation expense	-	-	737	-	-	737
Issuance of common stock upon exercise of stock options, net	55,000	1	124	-	-	124
Issuance of common stock upon vesting of restricted stock units	262,342	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(18,344)	-	(70)	-	-	(70)
Stock buyback	(142,442)	(1)	(557)	-	-	(557)
Accumulated other comprehensive loss	-	-	-	-	(1)	(1)
Net loss	-	-	-	(492)	-	(492)
Balance as of March 31, 2022	36,528,085	365	$107,507	$(42,951)	$(84)	$64,472

Share-based compensation expense	-	-	$355	-	-	355
Issuance of common stock upon exercise of stock options, net	60,000	1	83	-	-	83
Issuance of common stock upon vesting of restricted stock units	7,920	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(452)	(452)
Net loss	-	-	-	(589)	-	(589)
Balance as of June 30, 2022	36,596,005	$366	$107,945	$(43,540)	$(536)	$63,869

Common stock activity

During the nine months ended June 30, 2023, the Company issued 258,871 shares of common stock and received gross proceeds of $87 in connection with the exercise of stock options, and the Company issued 253,012 shares of common stock in connection with the vesting of RSUs. During the three months ended June 30, 2023, an employee exercised 786,747 stock options in a net share settlement transaction. 565,214 shares were used as consideration for the exercise of these options and 74,606 shares were retained for taxes associated with this option exercise, resulting in 146,927 shares being issued to the employee. Also, during the three months ended June 30, 2023, an employee used 109,488 shares of common stock as consideration for the exercise of 150,753 incentive stock options. All shares of common stock surrendered for options exercises have been retired. During the nine months ended June 30, 2022, the Company issued 130,000 shares of common stock and received gross proceeds of $253 in connection with the exercise of stock options, and the Company issued 251,918 shares of common stock in connection with the vesting of RSUs.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98 per share, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the year ended September 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. During the nine months ended June 30, 2023, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

There were no shares repurchased during the nine months ended June 30, 2023. During the nine months ended June 30, 2022, 259,310 shares were repurchased for $998. All repurchased shares have been retired as of June 30, 2023, and $3 million was available for share repurchase under the program.

Dividends

There were no dividends declared in the nine months ended June 30, 2023 and 2022.

17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,423)	$(589)	$(8,334)	$(2,386)

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.23)	$(0.07)

Weighted average shares outstanding - basic	37,053,196	36,566,900	36,855,014	36,459,179
Assumed exercise of dilutive options	-	-	-	-
Weighted average shares outstanding - diluted	37,053,196	36,566,900	36,855,014	36,459,179

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,287,772	2,927,384	3,287,772	2,927,384
RSU	385,429	139,128	385,429	374,341
Obligation to issue common stock	69,564	374,341	69,564	139,128
Total	3,742,765	3,440,853	3,742,765	3,440,853

18. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based mass messaging software for emergency warning and evacuation management. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East, and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on revenue and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue from external customers
Hardware	$13,324	$13,419	$33,269	$36,041
Software	938	733	2,693	1,956
	$14,262	$14,152	$35,962	$37,997

Intersegment revenues
Hardware	$-	$-	$-	$-
Software	1,423	860	4,005	2,354
	$1,423	$860	$4,005	$2,354

Segment operating loss
Hardware	$2,302	$2,495	$2,661	$6,204
Software	(3,752)	(3,124)	(11,009)	(8,969)
	$(1,450)	$(629)	$(8,348)	$(2,765)

Other expenses:
Depreciation and amortization expense
Hardware	$97	$95	$297	$285
Software	539	543	1,621	1,635
	$636	$638	$1,918	$1,920

Income tax expense (benefit)
Hardware	$-	$(13)	$8	$1,053
Software	(26)	(18)	(26)	(1,420)
	$(26)	$(31)	$(18)	$(367)

	June 30,	September 30,
	2023	2022
Long-lived assets
Hardware	$1,529	$1,677
Software	9,095	10,585
	$10,624	$12,262

Total assets
Hardware	$38,920	$47,237
Software	21,841	24,617
	$60,761	$71,854

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended June 30, 2023, revenues from one customer accounted for 68% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2023, revenues from one customer accounted for 61% of total revenues with no other single customer accounting for more than 10% of revenues. As of June 30, 2023, accounts receivable from two customers accounted for 69% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $12,177 and $12,631 for the three months ended June 30, 2023 and 2022, respectively. Revenue from customers in the United States was $29,526 and $31,466 for the nine months ended June 30, 2023 and 2022, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customers’ delivery location.

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Americas	$13,189	$12,674	$32,371	$32,205
Asia Pacific	491	514	1,795	2,969
Europe, Middle East and Africa	582	964	1,796	2,823
Total Revenues	$14,262	$14,152	$35,962	$37,997

The following table summarizes long-lived assets by geographic region.

	March 31,	September 30,
	2023	2022
United States	$10,207	$11,800
Americas (excluding the United States)	10	16
Asia Pacific	-	-
Europe, Middle East and Africa	407	446
	$10,624	$12,262

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

Overview

Genasys is a global provider of unified protective communications software solutions and hardware systems designed to alert, inform, and safeguard people, communities, and organizations. The Genasys Protect™ platform collects information on developing and active emergency situations from a wide variety of sensors and inputs and empowers governments, businesses, and organizations to deliver real-time, geo-targeted notifications and information to people in harm’s way before, during, and after public safety and enterprise threats.

The Genasys Protect platform includes:

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

NEWS (National Emergency Warning System) provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. Genasys partners with mobile telecom networks to deliver NEWS SMS and cell broadcast alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. NEWS can locate recipients and deliver messages in near real time, compared with other SMS alert providers that can take up to 15 minutes. Even with NEWS’ reach and scope, all data is anonymized, ensuring individuals stay safe and informed without sacrificing their privacy.

Hardware

IMNS (Integrated Mass Notification System) products unite Genasys next generation mass notification speaker systems with GEM command-and-control software. Genasys advanced mass notification systems feature the industry's highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options that enable continued operation when power or telecommunications infrastructure goes down. Emergency alerts and information can be sent via individual, grouped or networked IMNS installations, text messages, emails, IPAWS, desktop alerts, television, voice calls, and social media. IMNS' layered redundancy helps to ensure the maximum number of people receive critical communications.

LRAD is the world’s leading Acoustic Hailing Device (“AHD”), projecting audible alert tones and voice messages with exceptional clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRAD voice and alert tone broadcasts cut through background noise and are clearly heard and understood over distance.

LRAD is the de facto standard of the global AHD market with more than 100 countries using our long-range communication systems in a range of diverse applications that include public safety, emergency warning, mass notification, defense, law enforcement, border and homeland security, critical infrastructure protection, wildlife preservation, and many more.

We continue to develop new protective communications innovations and believe we have established significant competitive advantages in our principal markets.

Recent Developments

Business developments in the fiscal quarter ended June 30, 2023:

•	Genasys Protect app launched and made available for download from the App Store and Google Play

•	Santa Cruz and San Benito counties selected Genasys to power public safety alerts and notifications, expanding Genasys Protect coverage in California to 32 counties and 18.4 million residents

•	Large outdoor entertainment destination ordered Genasys integrated mass notification systems to provide venue tourists and visitors emergency warnings and public safety alerts during critical events

•	U.S. Army placed $10.7 million follow-on AHD program of record order

Revenues for the Company’s third quarter of fiscal 2023 were $14.3 million, a $0.1 million increase from $14.2 million in the third quarter of fiscal 2022. Quarterly software revenue of $938 thousand, increased $205 thousand, year over year, offset by a decrease of $0.1 million in hardware revenue ($13.3 million), in the June ended quarter. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay hardware contract awards, resulting in uneven quarterly revenue. Gross profit decreased compared to the same quarter in the prior year, primarily as a result of higher component costs for LRADs delivered against legacy contracts and pricing. Operating expenses in the quarter ended June 30, 2023, increased 8.7% to $8.1 million, compared with $7.5 million in the same period in the prior year. The primary driver of the change is personnel hired in conjunction with our stated investment in building our software business. The Company had 201 employees as of June 30, 2023, as compared with 180 in the prior year period. We reported a net loss of $1.4 million for the third quarter of fiscal 2023, or $(0.04) per share, compared with a net loss of $589 thousand, or $(0.02) per share, for the same quarter in the prior year.

Business Outlook

Our products, systems, and solutions continue to gain worldwide awareness and recognition through our sales and marketing efforts, media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth. We believe we have strong market opportunities for our product offerings throughout the world in the defense, emergency warning, mass notification, critical event management, and law enforcement sectors as a result of increasing public safety, enterprise, government, and organizational threats. Our products, systems, and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife preservation business segments.

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

By providing the only SaaS platform that unifies sensors and inputs with multichannel, cross-jurisdictional alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information, and instructions before, during, and after public safety and enterprise threats.

While the software and hardware mass notification markets are more mature with many established suppliers, we believe that our advanced technology and unified protective communications platform provides opportunities to succeed in the large and growing public safety, emergency warning, and critical communications markets.

In the remainder of fiscal 2023 and into fiscal 2024, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife dispersion and preservation business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022 (in thousands)

	Three Months Ended
	June 30, 2023		June 30, 2022
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product revenue	$12,593	88.3%	$12,904	91.2%	$(311)	(2.4%)
Contract and other	1,669	11.7%	1,248	8.8%	421	33.7%
Total revenues	14,262	100.0%	14,152	100.0%	110	0.8%

Cost of revenues	7,567	53.1%	7,289	51.5%	(278)	(3.8%)
Gross Profit	6,695	46.9%	6,863	48.5%	(168)	(2.4%)

Operating expenses
Selling, general and administrative	6,004	42.1%	5,785	40.9%	(219)	(3.8%)
Research and development	2,141	15.0%	1,707	12.1%	(434)	(25.4%)
Total operating expenses	8,145	57.1%	7,492	52.9%	(653)	(8.7%)

Loss from operations	(1,450)	(10.2%)	(629)	(4.4%)	(821)	130.5%

Other income, net	1	0.0%	9	0.1%	(8)	(88.9%)

Loss before income taxes	(1,449)	(10.2%)	(620)	(4.4%)	(829)	133.7%
Income tax benefit	(26)	(0.2%)	(31)	(0.2%)	(5)	16.1%
Net loss	$(1,423)	(10.0%)	$(589)	(4.2%)	$(834)	141.6%

Net revenue
Hardware	$13,324	93.4%	$13,419	94.8%	$(95)	(0.7%)
Software	938	6.6%	733	5.2%	205	28.0%
Total net revenue	$14,262	100.0%	$14,152	100.0%	$110	0.8%

The table above sets forth for the periods indicated, certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues were $110 higher compared with the same quarter in the prior year. Software revenue increased $205, partially offset by a $95 decrease in hardware revenue, compared with the prior fiscal year quarter. Lower hardware revenue in the third quarter of fiscal 2023 was largely due to the lower backlog at the start of this fiscal year compared with the prior fiscal year backlog. The higher software revenue was primarily due to a 47% increase in recurring revenue, partially offset by lower professional services performed in the current quarter. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of June 30, 2023, we had aggregate deferred revenue of $2,210 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit was slightly lower compared with the same period in the prior year due to higher component costs. Gross profit as a percentage of sales also was slightly lower compared with the prior year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $219 over the prior year quarter. The increase was largely due to a $407 increase in employee-related costs which included non-cash share-based compensation, partially offset by a $114 decrease in marketing and travel related expenses. There were 76 and 64 employees as of June 30, 2023 and 2022, respectively.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2023 and 2022 of $351 and $327, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $434 in the fiscal third quarter primarily due to a $440 increase in employee-related costs which includes non-cash share-based compensation. There were 97 and 87 employees as of June 30, 2023 and 2022 respectively.

Included in research and development expenses for the three months ended June 30, 2023 and 2022, was $26 and $18, respectively, of non-cash share-based compensation costs.

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

Net Loss

Net loss in the third quarter of fiscal year 2023 was $1,423, compared with a net loss of $589 in the third quarter of fiscal year 2022. The increase in net loss was primarily attributable to the increased cost of sales due to higher component costs, plus higher operating expenses, which resulted from hiring additional engineering, sales, and marketing employees.

Comparison of Results of Operations for the Nine Months Ended June 30, 2023 and 2022 (in thousands)

	Nine Months Ended
	June 30, 2023		June 30, 2022
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product revenue	$31,651	88.0%	$34,328	90.3%	$(2,677)	(7.8%)
Contract and other	4,311	12.0%	3,669	9.7%	642	17.5%
Total revenues	35,962	100.0%	37,997	100.0%	(2,035)	(5.4%)

Cost of revenues	19,510	54.3%	18,654	49.1%	(856)	(4.6%)
Gross Profit	16,452	45.7%	19,343	50.9%	(2,891)	(14.9%)

Operating expenses
Selling, general and administrative	18,443	51.3%	16,794	44.2%	(1,649)	(9.8%)
Research and development	6,357	17.7%	5,314	14.0%	(1,043)	(19.6%)
Total operating expenses	24,800	69.0%	22,108	58.2%	(2,692)	(12.2%)

Loss from operations	(8,348)	(23.2%)	(2,765)	(7.3%)	(5,583)	201.9%

Other(expense) income, net	(4)	(0.0%)	12	0.0%	(16)	(133.3%)

Loss before income taxes	(8,352)	(23.2%)	(2,753)	(7.2%)	(5,599)	203.4%
Income tax benefit	(18)	(0.1%)	(367)	(1.0%)	(349)	95.1%
Net loss	$(8,334)	(23.2%)	$(2,386)	(6.3%)	$(5,948)	249.3%

Net revenue
Hardware	$33,269	92.5%	$36,041	94.9%	(2,772)	(7.7%)
Software	2,693	7.5%	1,956	5.1%	737	37.7%
Total net revenue	$35,962	100.0%	$37,997	100.0%	$(2,035)	(5.4%)

The table above sets forth for the periods indicated, certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $2,035 for the nine months ended June 30, 2023, compared with the same prior year period, primarily due to the lower backlog as of September 30, 2022, compared with September 30, 2021. Hardware revenue decreased $2,772, partially offset by the $737 increase in software revenue. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of June 30, 2023, we had aggregate current deferred revenue of $2,210 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit in the nine months ended June 30, 2023 was primarily due to lower revenue and the higher cost of components this fiscal year compared with the prior year period and a better mix of revenue in the prior year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,649 in the nine months ended June 30, 2023, compared with the prior year period. The increase in selling, general and administrative expenses was largely due to a $1,342 increase in employee compensation related costs which includes non-cash stock based compensation, a $507 increase in professional services expenses, and a $256 decrease in commission expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2023 and 2022 of $1,171 and $1,544, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $1,043, primarily due to increased employee-related costs which included non-cash share-based compensation.

We incurred non-cash share-based compensation expenses allocated to research and development in the nine months ended June 30, 2023 and 2022 of $78 and $53, respectively.

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

Net Loss

Net loss for the first nine months of fiscal 2023 was $8,334, compared with the prior year period net loss of $2,386. The increase in net loss was primarily attributable to lower revenue, the increased cost of sales due to higher component costs, and higher operating expenses, which resulted from hiring additional software engineering, sales, and marketing employees.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,423)	$(589)	(8,334)	(2,386)
Other income (expense), net	(1)	(9)	4	(12)
Income tax expense (benefit)	(26)	(31)	(18)	(367)
Depreciation and amortization	636	638	1,918	1,920
Stock-based compensation	396	355	1,329	1,650
Adjusted EBITDA	$(418)	$364	$(5,101)	$805

Segment Results

Segment results include net revenue and operating income by segment. Corporate expense including various administrative expenses and costs of a publicly traded company are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended June 30, 2023 and 2022 (in thousands)

	Software				Hardware
	Three months ended				Three months ended
	June 30,		Fav (Unfav)		June 30,		Fav (Unfav)
	2023	2022	$	%	2023	2022	$	%
Revenue	$938	$733	$205	28.0%	$13,324	$13,419	$(95)	(0.7%)
Operating (loss) Income	(3,752)	(3,124)	(628)	20.1%	2,302	2,495	(193)	(7.7%)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	539	543	(4)	(0.7%)	97	95	2	2.1%
Stock-based compensation	99	46	53	115.2%	297	309	(12)	(3.9%)
Adjusted EBITDA	$(3,114)	$(2,535)	$(579)	22.8%	$2,696	$2,899	$(203)	(7.0%)

Software Segment

Software segment revenue increased 28% over the prior fiscal year quarter. This primarily reflects a 47% increase in recurring revenue, partially offset by a 24% decrease in professional services, compared with the prior fiscal year period.

Operating loss increased $628 in the third fiscal quarter due to increases in payroll and related costs from increased hiring to support software development and sales.

Hardware Segment

Hardware segment revenue decreased $95 compared with the prior fiscal year period. The decrease was due to the lower backlog at the start of this fiscal year compared with the prior fiscal year beginning backlog.

Operating income decreased $193 in the fiscal 2023 third quarter compared with the same quarter in the prior year due to lower revenue and gross profit resulting from higher cost of components, and higher professional services expense, compensation expense, and sales and marketing expenses, partially offset by lower commission expense.

Comparison of Segment Adjusted EBITDA for the Nine Months Ended June 30, 2023 and 2022 (in thousands)

	Software				Hardware
	Nine months ended				Nine months ended
	June 30,		Fav (Unfav)		June 30,			Fav (Unfav)
	2023	2022		%	$2023	2022	%
Revenue	$2,693	$1,956	$737	37.7%	$33,269	$36,041		$(2,772)	(7.7%)
Operating (loss) Income	(11,009)	(8,969)	(2,040)	22.7%	2,661	6,204		(3,543)	(57.1%)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	1,622	1,635	(13)	(0.8%)	296	285		11	3.9%
Stock-based compensation	321	171	150	87.7%	1,008	1,479		(471)	(31.8%)
Adjusted EBITDA	$(9,066)	$(7,163)	$(1,903)	26.6%	$3,965	$7,968		$(4,003)	(50.2%)

Software Segment

Software segment revenue increased 38% over the prior fiscal year. This primarily reflects a 44% increase in recurring revenue compared with the first nine months of fiscal 2022.

Operating loss increased $2,040, compared with the prior fiscal year period due to increases in payroll and related costs from increased hiring to support software development and sales and higher professional services expense.

Hardware Segment

Hardware segment revenue decreased $2,772, compared with the prior year period. The decrease was largely due to the lower backlog at the start of this fiscal year compared with the prior fiscal year beginning backlog.

Operating income decreased $3,543, compared with the prior fiscal year due to lower revenue and lower gross profit from higher cost of components, partially offset by lower commission expense.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2023, was $2,971, compared with $12,736 as of September 30, 2022. We had short-term marketable securities of $3,549 as of June 30, 2023, compared with $6,397 as of September 30, 2022. We had long-term marketable securities of $392 as of June 30, 2023, compared with $781 as of September 30, 2022. Other than cash and cash equivalents, short and long-term marketable securities, other working capital, and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, and developing new opportunities for growth.

Principal factors that could affect our liquidity include:

•	ability to meet revenue projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce current inventory levels;

•	product acceptance in new markets;

•	value of shares repurchased;

•	value of dividends declared;

•	supply chain disruptions;

•	inflation;

•	conflict between Russia and Ukraine;

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30, 2023	June 30, 2022
Cash provided by (used in):
Operating activities	$(12,822)	$(571)
Investing activities	3,079	14
Financing activities	(165)	(1,092)

Operating Activities

Net loss of $8,334 for the nine months ended June 30, 2023 was decreased by $4,080 of non-cash items that included share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, accretion of acquisition holdback liability, and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in inventory of $2,127 and accounts receivable of $3,570, and a decrease in accrued and other liabilities of $5,581, comprised of a decrease in the balances of customer deposits received, payment of the Canadian GST/HST, and payment of incentive compensation earned in fiscal year 2022. This was offset by a $1,755 decrease in prepaid expenses and a $955 increase in accounts payable.

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

We had accounts receivable of $10,353 as of June 30, 2023, compared with $6,744 as of September 30, 2022. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of June 30, 2023, and September 30, 2022, our working capital was $14,757 and $20,197, respectively. The decrease in working capital was primarily due to the net loss this period and decrease in prepaid expenses and accrued liabilities.

Investing Activities

Our net cash provided by investing activities was $3,079 for the nine months ended June 30, 2023, compared with net cash provided by investing activities of $14 for the nine months ended June 30, 2022. In the first nine months of fiscal 2023, our holdings in short and long-term marketable securities decreased by $3,308, compared with a decrease of $205 for the nine months ended June 30, 2022.  Cash used in investing activities for the purchase of property and equipment was $229 and $191 for the nine months ended June 30, 2023 and 2022, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2023.

Financing Activities

In the nine months ended June 30, 2023, we used $165 for financing activities, compared with $1,092 used in financing activities for the nine months ended June 30, 2022. In the first nine months of fiscal 2023, we received $87 from the exercise of stock options and used $45 to settle statutory tax withholding requirements upon vesting of restricted stock units and used $207 to settle statutory tax withholding requirements upon the exercise of stock options. In the first nine months of fiscal 2022 we received $253 from the exercise of stock options and used $998 to repurchase shares of our common stock, $70 to settle statutory tax withholding requirements upon vesting of restricted stock units, and $277 in the repayment of promissory notes upon the certification of completed projects by government agencies in Spain.

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

There were no shares repurchased during the nine months ended June 30, 2023. During the nine months ended June 30, 2022, 259,310 shares were purchased for $998. All repurchased shares have been retired and as of June 30, 2023, and $3.0 million was available for share repurchase under this program.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our condensed consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. The transactions of our Spanish subsidiary are denominated primarily in Euros and the transactions of our Canadian subsidiary are denominated primarily in Canadian dollars, which is a natural hedge against foreign currency fluctuations. All other revenue with customers and all arrangements with third-party manufacturers, with one exception, provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.

Item 4.         Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

GENASYS INC.

Date: August 10, 2023	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)