Form 10-K
period 2023-09-30
Genasys Inc.
filed 2023-12-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark, whether the registrant has filed a report on and attestations to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $94,166,457 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

44,027,121 shares of common stock, par value $0.00001 per share, as of December 4, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2023.

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

Overview

We are a global provider of Protective Communications™ solutions, including our Genasys Protect™ software platform and Genasys Long Range Acoustic Devices® (“LRAD®”).  Our unified software platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Genasys Protect provides a comprehensive  portfolio of Protective Communications software and hardware systems serving federal governments and agencies; state and local governmental agencies, and education (“SLED”); and enterprise organizations in sectors including but not limited to oil and gas, utilities, manufacturing, automotive, and healthcare.  Genasys Protect solutions have a diverse range of applications, including emergency warning and mass notification for public safety; critical event management for enterprise companies; de-escalation for defense and law enforcement; critical infrastructure protection; and automated detection of real-time threats such as active shooters and severe weather.

Genasys LRAD systems provide directed audible voice messages with exceptional, intelligible vocal clarity from close range out to 5,500 meters. We have a history of successfully delivering innovative systems and solutions in mission critical situations, pioneering the acoustic hailing device (“AHD”) market with the introduction of our first LRAD AHD in 2002 and creating the first multidirectional voice-based public safety mass notification systems in 2012. Building on our proven, best in class and reliable solutions and systems, we are launching the first and only unified, end-to-end Protective Communications platform.

Background

Genasys entered the Protective Communications market following the October 2000 attack on the USS Cole, which led to the development of the LRAD, an AHD capable of communicating to and determining the intent of potential threats from a safe distance. Genasys LRAD systems broadcast audible alert tones and exceptionally intelligible voice messages in a focused 30° beam over long distances to specific targets. LRADs were quickly embraced by the U.S. Navy and then other domestic military branches, federal agencies, and police departments, and then throughout the world. By using long-range communication to better manage the escalation of force, LRAD continues to provide a non-kinetic, non-lethal solution for resolving potentially dangerous or hostile situations.

With a device capable of broadcasting audible alerts and notifications with exceptional vocal clarity over long distances, Genasys engineers enhanced the Company's Protective Communications technology to innovate a new generation of mass notification speaker systems. Most legacy mass notification systems use sound sirens, but have limited, if any, voice broadcast capability. Genasys' advanced mass notification systems feature the industry's highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options that are designed to enable the systems to continue operating when power and telecommunications infrastructure goes down.

Realizing that integrating software with the mass notification speakers would provide further technology options and additional functionality, Company engineers developed the Genasys Emergency Management (“GEM”) command-and-control software. In addition to remotely activating and controlling Genasys advanced speaker systems, which feature satellite connectivity and solar power options, GEM facilitates the dissemination of alerts, warnings, notifications, information and instructions through multiple channels, including location-based Short Message Service (“SMS”), Cell Broadcast Center (“CBC”) mobile push, text, email, social media, TV, radio, and digital displays. These systems are used by government emergency services, schools, universities, and businesses to send emergency information and instructions to people at risk before, during, and after public safety and enterprise threats.

Today, the fastest most direct way to share vital information is often through cell phones and computers. In response to a world where communication methods are becoming increasingly digital and mobile, Genasys expanded its platform to include multiple software-as-a-service (“SaaS”) solutions. These solutions include Zonehaven® evacuation resources, Integrated Mass Notification System (“IMNS”) networks that feature advanced mass notification powered by Genasys’ command-and-control software, and the Company's National Emergency Warning System (“NEWS”) solution that works with mobile carriers to send emergency communications to the public with no opt-in required. These SaaS solutions are capable of disseminating critical alerts and information through text message, email, voice call, push notification, social media, and other delivery methods. In 2023, Genasys integrated and rebranded each of these solutions into what is now known as Genasys Protect.

Genasys hardware systems and software solutions are designed to provide operators the ability to deliver critical information rapidly and effectively through multiple channels.

Genasys’ Principal Characteristics

●	Scalable: Genasys hardware products and software systems have been deployed throughout the world and can be scaled to meet the needs of government and enterprise customers.
●

Dynamic and Real-time: Emergencies and effective emergency responses are not static, and neither are effective emergency responses. Genasys emergency management systems are designed to constantly receive and analyze new information as a crisis unfolds, leveraging sensor data, dynamic maps, and first responder feedback to deliver notifications that reflect the most up-to-date information. Our evacuation software tracks wildfires and other natural or man-made disasters and models how a disaster is expected to move and develop in the critical minutes, hours or days that follow.

●

Customized and Focused: Genasys can send specific alerts, pertinent information and instructions to at-risk individuals or populations based on geographic location, group status, and other classifications.

●

Multiplatform Redundancy: Alerts can be distributed using text messages, emails, voice calls, push notifications, social media, speaker systems, and other delivery channels, allowing critical communications to reach the greatest number of people possible.

●

Reach and Clarity: Alerts and notifications transmitted through Genasys speaker systems have unprecedented reach and clarity. Genasys speakers attained an STI score of 0.95 out of 1.0, considered excellent by the International Electrotechnical Commission.

●

Reliable and Resilient: Genasys’ hardware products are made with military-grade materials and undergo extensive laboratory testing seeking to ensure reliability and durability in most any environment, regardless of the conditions.

●

Extensive Catalog: Genasys offers multiple acoustic device and mass notification speaker options of varying ranges, sizes, weights, and colors. Similarly, we offer a variety of software notification suites, each with unique capabilities. This extensive catalog enables us to provide customized solutions designed to meet our clients' specific needs.

●

Global Presence: Genasys has physical offices in North America, Europe, and the Middle East. Sales and support teams at each office have cultural familiarity and a deep understanding of business practices in their region. A regional presence enables Genasys' sales and support teams to develop close relationships with customers to best meet their needs while conducting business professionally and efficiently.

●

Proven Quality and Support: All Genasys products are rigorously tested to meet our exacting standards. This commitment to providing the highest quality products earned Genasys ISO 9001 and 27001 certifications, universal indications of excellence and consistency. All Genasys products come with a one year warranty and our customer service team is available 24/7 for personalized technical support.

●

Pioneering Philosophy: Genasys created the AHD market with the invention of LRAD in 2002. LRAD systems have since become the de facto standard of the AHD industry. Genasys continues to develop life safety communication solutions by innovating and enhancing the emergency warning and mass notification industry's only unified Protective Communications platform.

Looking Forward: Growth Company

●

Acquisitions: In October 2023, we completed the acquisition of Evertel Technologies (“Evertel”), a fully compliant cross agency collaboration software solution designed specifically for Emergency managers and first responders. In fiscal 2021, we completed acquisitions of Zonehaven, a software-based evacuation and repopulation management platform, and the assets of Amika Mobile (subsequently renamed “Genasys Communications Canada ULC”), a Physical Security Information Management (PSIM) company. These acquisitions, along with the January 2018 addition of Genasys Spain, expanded Genasys’ strong suite of software solutions. We intend to continue making strategic acquisitions, particularly in the SaaS industry.

●	Team Expansion: Along with new businesses, we intend to invest in new engineering, sales, marketing, production, and quality assurance talent to support Genasys’ expected growth.
●

Market Expansion: By acquiring Evertel, Zonehaven and Amika Mobile and adding new sales and marketing personnel with connections to previously untapped markets and locations, we expect our critical communications suite to experience significant sales growth.

●

Facilities: Genasys’ research and development offices, located in North America and Europe, feature state-of-the art equipment and facilities that help fuel innovation. Notable features include hardware and software development laboratories, an acoustic testing chamber, and mechanical design and manufacturing facilities.

●

Continued Software Development: Increased software development and new acquisitions have expanded Genasys’ SaaS portfolio. In fiscal year 2024 and beyond, we are focused on the expansion and proliferation of our unified software and hardware platform.

Software Products

Genasys Protect

The Complete Protective Communications Platform

Genasys Protect combines the most comprehensive suite of solutions enabling preparedness, responsiveness, and analytics to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

1.	Proven Technology: Genasys solutions have been on the front lines for more than 40 years, providing targeted communications designed to ensure the right people get the right message - right away.
2.

Modular Suite: Built on open standards, Genasys software and hardware systems are designed to easily integrate, whether using the full Genasys suite or complementing the notification platforms customers already have in place.

3.

Predictive Simulation: Genasys Protect is designed to permit customers to test response plans preemptively with advanced simulation of evacuation-level events, including fires and floods, and their impact on infrastructure, including traffic patterns and perimeter establishment.

4.

Unified Viewpoint: One common safety operating picture provides real-time visibility into our customers’ people, assets, and environment by combining first-party data from asset / people-management platforms and IoT sensors with third-party data sources, including the Federal Emergency Management Agency (“FEMA”), National Oceanic and Atmospheric Administration (“NOAA”), Department of Homeland Security (“DHS”), and more.

5.	Unmatched Precision: Customized zone mapping enables targeting of mass notifications at the street level, making it easier to sequence response areas from most to least critical.
6.

Multi-channel: Genasys Protect is designed to allow customers to saturate their notification area by simultaneously alerting people across SMS, voice calls, social media, TV, radio, digital signage, and outdoor acoustic devices.

7.

Network Effect: Implementation in neighboring municipalities as well as across public- and private-sector organizations within the same municipality extends coverage and enables greater precision when notifying people of threats.

Genasys Protect ALERT

Genasys Protect ALERT (“ALERT”) - formerly Genasys Emergency Management or GEM - is an interactive, cloud-based SaaS solution that is designed to enable SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications to the public can be enhanced via Genasys Protect ACOUSTICS, while ALERT communications among first responders and emergency personnel can be augmented and accelerated with Genasys Protect CONNECT (formerly Evertel). ALERT customers can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using emails, voice calls, text messages, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning System (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

Similarly, enterprise customers are able to send critical communications to at-risk employees, contractors, visitors, or groups based on geographic location or team status. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations, ALERT integrates with various data sources, including sensors, emergency services, active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to residents, employees, staff, contractors, temporary workers, and visitors.

ALERT sends targeted messages based on geographic location, permitting relevant information and instructions to be sent to the appropriate populations. Emergency managers can prepare for natural or man-made disasters by developing evacuation plans that map routes, shelters, traffic control locations, and road closures using ALERT’s extensive public safety resources and mapped zones. This information is easily shared with the public and reduces the time it takes to execute emergency evacuations and conduct orderly repopulations. Auto-Discovery, an innovative feature of the platform, locates and connects with anyone on a wired or wireless network in a fixed area with no opt-in required. When discovered, ALERT anonymizes all recipient information and data. When an emergency occurs, these tools allow at-risk groups or individuals to be notified as quickly as possible without sacrificing their privacy.

In addition to disseminating alerts and notifications, ALERT uses two-way communication tools, including polls and check-ins to receive feedback from targeted populations and first responders. With direct feedback, operators can survey the safety and status of at-risk individuals, learn of developments, update notifications and/or instructions in response to new information, and more.

ALERT Public Safety Case Study

In fiscal 2023, cities and counties in Arizona, Arkansas, California, Colorado, Indiana, Mississippi, Missouri, Oklahoma, Pennsylvania, South Carolina, and Texas selected GEM to help safeguard millions of residents during severe storms, tornadoes, wildfires, flooding, debris flows, tsunamis, active shooter incidents, epidemics, civil unrest, and other disasters and life safety threats. By the end of fiscal 2023, Genasys Protect was utilized by agencies covering more than 20 million people in the United States.

ALERT Enterprise Case Study

Two global auto manufacturers and Aramco, the world’s largest oil and gas company, rely on ALERT to create, manage and deliver geo-targeted, multichannel notifications to thousands of employees in North America and the Middle East, respectively.

ALERT integrates with active directories, Human Resources, visitor management, and building control systems to empower enterprise customers to protect workers, traveling employees, contractors, and visitors. By adding a powerful and intuitive orchestration and management layer on top of existing physical and digital infrastructure, ALERT extends the clarity, reach and range of Protective Communications.

Genasys Protect EVAC

Genasys Protect EVAC (“EVAC”) - formerly Zonehaven - enables responding agencies to react swiftly, make collaborative decisions, and communicate event status in real-time to other agencies, businesses, and the public. EVAC determines and communicates the proper scope of a response or evacuation by replacing guesswork with data-driven intelligence. EVAC enhances safety levels for first responders, communities, and large campuses by providing:

●	intelligent zones to improve evacuation planning and communication. EVAC users can build, edit, and act upon geographical location data, including shelters, facilities, and traffic;
●	modeling behaviors to plan for effective responses and/or evacuation scenarios covering emergencies that include wildfires, floods, active shooters, hurricanes, and more;
●	actionable communication through the Genasys Protect mobile app to keep people informed before, during, and after a critical event;
●	a common operating picture across agencies to reduce response times; and
●	targeted alerting across multiple channels, including intelligible, outdoor speakers for timely, efficient evacuation and public safety notifications.

EVAC Public Safety Case Study

During December 2022 and January 2023, counties across California experienced multiple flooding and storm-surge events related to atmospheric river conditions. These atmospheric river storms created unprecedented rainfall, which had been preceded by wildfire scar damage that exacerbated debris flows, mudslides, and avalanches. First responders and emergency managers were dealing with multiple events happening simultaneously.

More than ten counties, including Los Angeles, Humboldt, and Santa Cruz, used EVAC for multi-agency coordination and to manage and deliver evacuation alerts, warnings and orders. EVAC was also used to communicate other critical information to the public, including road closures, power outages, storm warnings, and more.

Genasys Protect CONNECT

Genasys Protect CONNECT (“CONNECT”) - formerly Evertel Technologies - is a leading cross-agency collaboration platform that streamlines and secures team and one-on-one communications for first responders and public safety agencies. With real-time intelligence sharing that exceeds regulatory privacy requirements for public agencies, CONNECT’s instant communication platform empowers first responders and public safety personnel to collaborate and share information in a single space with text, videos, images, and audio from any location. CONNECT provides a secure space where professionals can exchange information, make decisions, and collaborate with trust in data security. Record retention policies drive compliance that allows agencies and personnel to communicate in confidence.

Enabling public safety professionals to collaborate with other agencies throughout their region, state and country, CONNECT provides real-time interoperability to address critical events and crisis situations more quickly through coordinated efforts. Compliant with all federal and state-level legal requirements for public safety communications, CONNECT data is protected and secured through high-level data encryption within a secure, U.S. based, government-only cloud environment.

Hardware Products

Genasys Protect ACOUSTICS

The Genasys Protect ACOUSTICS (“ACOUSTICS”) – formerly Integrated Mass Notification Systems or IMNS – unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the industry's highest STI, large directional and omni-directional broadcast coverage areas, and an array of options including solar power, battery backup, and satellite connectivity that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

ACOUSTICS gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. Emergency alerts and information can be sent via individual, grouped or networked ACOUSTICS installations, text messages, emails, IPAWS, desktop alerts, TV, voice calls, and social media. Genasys Protect’s layered redundancy helps to ensure the maximum number of people receive Protective Communications and critical notifications.

Genasys LRAD

LRAD is the world’s leading AHD, with the ability to project alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed on military vehicles, at corporate headquarters, critical infrastructure, in hostage negotiations, aboard private yachts, and in numerous installations and applications where clear and intelligible voice communications are essential.

Several LRAD models are available in varying audio outputs, communication coverage areas, sizes, and functionalities. Several options and accessories (cameras, searchlights, mounts, and more) are also available to enhance LRAD capabilities.

All LRAD systems are defined by their unparalleled audio output and clarity. LRADs use Genasys' proprietary XL driver technology, which generates higher audio output in a smaller, lighter form factor. The technology also helps ensure voice messages and alert tones cut through background noise and are clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the global AHD industry.

ACOUSTICS Case Study

Faced with wildfires, flooding, debris flows, earthquakes, tsunamis, severe weather and other public safety threats, the city of Laguna Beach, California, selected ACOUSTICS to deliver emergency alerts and notifications to its 23,000 residents and 6 million annual visitors. More than 20 ACOUSTICS installations are in place throughout the city with more installations planned. The installations can be activated individually, in groups, or simultaneously to provide area specific or citywide emergency warning coverage. The ACOUSTICS outdoor speaker installations are equipped with solar power, battery backup, and satellite connectivity in the event power and telecommunications infrastructure failure.

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

Many SWAT teams now use LRAD for serving high risk warrants, and during hostage and barricaded suspect negotiations, active shooter situations, and other SWAT operations. LRAD systems are portable and adaptable in most any situation to provide clear voice broadcasts over long distances. By effectively communicating from safe standoff distances, LRAD helps resolve uncertain situations, safeguards operators, and protects the public.

End Markets

Government

Genasys Protect provides state, local, and federal agencies with a feature-rich system that combines physical security integrations with multichannel emergency alerting. Automated integrations include fire system, access control, IPAWS, and mobile and desktop panic buttons. Output channels include 2-way SMS, email, pop-ups, callouts, PA speakers, and land mobile radio outputs.

ALERT can be used by state, local, or national agencies to deliver emergency alerts and life safety information to residents in certain areas, regionally, or countrywide.

Partnering with national governments and mobile telecom networks, Genasys Protect delivers CBC alerts and geo-targeted SMS notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required.

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

Enterprise

Genasys Protect provides full redundancy and high resilience in workforce safety and messaging during everyday duties and critical business events. Genasys Protect’s accountability and real-time situational awareness translates to effective communications that can be delivered via voice calls, SMS messages, emails, desktop alerts, WhatsApp, and other corporate communication channels to reach workers, on-premises visitors, and contractors with no opt-in required.

Genasys Protect can be operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations. Genasys Protect enterprise solutions integrate with data sources, including active directories, human resources, visitor management and building control systems to find and reach employees, staff, contractors, temporary workers and visitors.

LRAD systems are being used for commercial security applications at large data centers, manufacturing plants, and other enterprise facilities.

Gas, Oil, Utilities

Genasys Protect integrates with a variety of industrial technologies, including gas leak sensors, 'man down' alarms, access control systems, and badge scanners for workforce safety and accountability. Genasys Protect delivers notifications to employees, contractors, visitors, and guests in corporate offices and at field sites. When integrated with human resources systems, Genasys Protect provides employee notifications, guest management systems for contractors and visitors, auto discovery alerts to anyone present on-site, and SMS opt-in for temporary enrollment to receive alerts and notifications.

In addition to providing real-time safety alerts and notifications through multiple channels, Genasys Protect provides service outage, system maintenance, and other utility customer communications.

ACOUSTICS is being used for emergency warning, industrial safety notification, and facility public address. ACOUSTICS can be integrated with gas detection and other sensors to provide automated alerts that protect workers and minimize infrastructure damage. ACOUSTICS alert tones and voice messages cut though mechanical and ambient background noise to be clearly heard and understood, before, during, and in the aftermath of emergency events.

LRAD systems enhance perimeter security by providing a vital first response capability missing from observe-only integrated security installations. LRAD turns passive monitoring systems into first responders by broadcasting attention-commanding alerts, warnings, and commands to direct fishing boats away from offshore platforms and trespassers from critical infrastructure .

Campuses

ACOUSTICS unifies software emergency alerting and highly intelligible indoor/outdoor speaker systems to provide multiple channels to deliver notifications, instructions and information to students, staff, faculty, and employees. Using ALERT command-and- control software, safety warnings can be delivered campus-wide across several channels, or to specific areas and student populations using select channels.

Towns, Cities, Counties

Genasys Protect’s scalable ALERT notification software is used by communities of all sizes to issue emergency warnings, provide important instructions, and receive community feedback quickly and directly.

Genasys Protect serves communities by providing digital communications through SMS, email, social media, and other channels, and broadcasting audible messages through Genasys ACOUSTICS installations. During wildfires, flooding, tornadoes, hurricanes and other emergencies, power and telecom outages frequently disrupt legacy emergency warning systems. Genasys’ ACOUSTICS systems are made with rugged, military-grade materials that can withstand the elements, and feature solar power, satellite connectivity, and battery backup options that enable emergency services personnel to disseminate critical information even when power and telecommunications infrastructure goes down.

EVAC is used by communities and counties to create disaster response plans, track emergency events, and execute timely emergency evacuations and orderly repopulations. CONNECT and EVAC allow emergency services to effectively collaborate across jurisdictions to respond quickly and efficiently to disasters. Genasys Protect emergency services include notifications, alerts, and instructions sent directly to community members through several channels, including SMS, email, Waze, and more.

Industrial Facilities

When integrated with software and/or hardware sensors, ACOUSTICS provide facility managers actionable data and information to either remotely or automatically initiate critical safety notifications. These notifications can be delivered throughout a facility or only to areas affected by industrial accidents, hazmat incidents, unauthorized entries, and other worker safety threats.

Defense

LRADs broadcast audible warning tones and voice messages with exceptional clarity from close range to 5,500 meters. This allows LRAD operators on the ground, in vehicles, on ships, or in helicopters, to increase the decision time and distance to differentiate between security threats and non-combatants, resolve uncertain situations, respond safely, and limit the escalation of force.

First Response

Police and fire departments are using LRAD systems in everyday duties and elevated risk operations to issue warnings, commands, and notifications that are clearly heard and understood above crowd, engine and background noise. Rugged, reliable, and easy to operate, LRAD systems resolve uncertain situations, safeguard the public, and protect first responders.

Wildlife & Assets

Certain facilities and infrastructure face wildlife challenges that can threaten assets or pose health risks to employees and/or local populations. LRADs are easily programmed to broadcast a near infinite variety of tones and predator calls to help prevent habituation, safely deter and protect wildlife from potential hazards, and humanely move wildlife away from critical assets and people. When integrated with cameras, motion sensors, night vision, and radar, LRAD systems can be automated and remotely operated across an IP network to provide critical asset operators a completely unmanned perimeter protection solution capable of safely deterring wildlife and human trespassing.

Strategy

Our products, systems and solutions continue to gain worldwide awareness and recognition through increased marketing efforts, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management, enterprise safety, and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security and critical infrastructure. Our products, systems and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

Genasys has developed a global market and an increasing demand for LRAD communications systems. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility and product reliability. We plan to continue building on our AHD market leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events and civil unrest require technologically advanced, multichannel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

By providing the only SaaS platform that unifies sensors and IoT inputs with geographically-specific multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating  warnings, information and instructions before, during, and after public safety and enterprise threats.

While the software and hardware mass notification markets are more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning, and Protective Communications markets.

In fiscal 2024, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2023 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue both domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

Our research and development strategy includes incorporating further innovations and capabilities into our Genasys Protect and LRAD products, systems, and solutions to meet the needs of our target markets.

Our Genasys Protect software solutions are more complex offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our Genasys Protect software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

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

Sales and Marketing

We market and sell products and services through our salesforce based in Alabama, California, Colorado, Florida, Nevada, North Carolina, Oregon, Wisconsin, Spain, United Kingdom, and the U.A.E., as well as through a full-time business consultant in Germany. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, militaries, large end-users, and commercial companies. We use independent representatives on a commission basis to assist in our direct sales efforts. We also use a channel distribution model, in which we sell our products directly to independent resellers and system integrators around the world, who then sell (or integrate products with other systems and then sell) to end-user customers. We are focusing our internal business development resources on building relationships with governments and other large direct customers. In addition, we utilize part-time consultants with expertise in various government and defense sectors to advise us on procedures and budgetary policies in an effort to be successful in these areas.

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

Customer Concentration

For the fiscal year ended September 30, 2023, one customer accounted for 54% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2022, one customer accounted for 68% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations, and cash flows. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $7.0 million as of September 30, 2023, compared with $21.7 million as of September 30, 2022. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. Our LRAD AHDs and ACOUSTICS systems are part of the commercial and government audio industry and mass notification markets that are fragmented and include numerous manufacturers with products that vary widely in price, quality, and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, and our responsiveness to customers and the ability to meet their needs. We believe the quality, reliability and superior performance of our products, which have been developed by incorporating feedback from our customers and our desire to provide the highest quality products, also provide us competitive advantages.

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

Our advanced ACOUSTICS mass notification systems compete against several domestic and international companies, including Federal Signal, Whelen Engineering Company, Hoermann, and others. We believe our industry-leading voice intelligibility and area coverage, as well as our satellite connectivity and solar power options, provide key advantages that distinguish us from our competitors. When integrated with our Genasys Protect command-and-control software to provide multiple remote activation and control options, we believe our mass notification speakers are among the most technologically advanced and easiest to operate in the world.

In the more mature and established critical communications and event management software markets, we compete against several competitors, including Everbridge, OnSolve, Rave Mobile Safety, and others. We believe our ability to unify sensors and IoT inputs with the multichannel, multiagency dissemination of geolocation-targeted alerts, notifications and instructions before, during, and after public safety and enterprise threats, critical events, and other crisis situations, gives us significant competitive advantages against these established organizations. Our reliable, fast, and intuitive solution for sending warnings and information via location-based SMS, CBC, mobile push, text, email, social media, TV, radio, digital displays, sirens and speaker arrays, and our platform’s compatibility with major emergency warning protocols, including IPAWS, Wireless Emergency Alerts (“WEA”), and others, provide additional competitive advantages. We believe the domestic and international markets for public safety, emergency warning, and critical communications are substantial and growing.

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

For the fiscal years ended September 30, 2023 and 2022, we spent approximately $8.1 million and $7.0 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers and Board of Directors

The current executive officers and members of the Board of Directors of Genasys Inc. and their ages and business experience are set forth below.

Richard S. Danforth, age 64, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 65, was appointed Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn is a certified public accountant in Illinois and began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Richard H. Osgood III, age 68, has been a member of the Board since July 2013 and was appointed Chairman of our Board in November 2021. Mr. Osgood retired in 2012 after serving as Head of Equity Capital Markets for Wedbush Securities since January 2009. Mr. Osgood joined Wedbush Securities when it acquired Pacific Growth Equities, which Mr. Osgood founded in 1991. Mr. Osgood served in various capacities with Pacific Growth Equities prior to its acquisition, including President, Chief Executive Officer, Chief Operating Officer, Chairman and Executive Chairman. Prior to founding Pacific Growth Equities, Mr. Osgood was the Head of Capital Markets, Sales and Trading at Volpe, Welty and Company, a company he also co-founded in 1986. Previously, Mr. Osgood held senior positions in institutional sales at Montgomery Securities, Rotan Mosely and Smith Barney. Mr. Osgood holds a B.A. in Psychology and a B.S. in Biology from the University of the South. Mr. Osgood’s capital markets and securities industry expertise, as well as his management and strategic experience qualify him to serve on our Board.

Scott L. Anchin, age 48, has been a member of the Board since March 2016. Mr. Anchin has served as the Chief Financial Officer of PF Franchisee Holdings, LLC since May 2022. From October 2018 to May 2022, Mr. Anchin was a partner at Meadow Hill Place, LLC, which provides management advisory services to growth stage companies. He also served as a Managing Director with Opportune LLP from March 2016 to October 2018, where he provided restructuring advisory services to companies and stakeholders in distressed situations. From 2009 to February 2016, Mr. Anchin was employed by Alvarez & Marsal North America, LLC, a global professional services firm specializing in turnaround and interim management and performance improvement. Mr. Anchin currently serves as a director of Kopin Corporation (Nasdaq: KOPN). He is a non-practicing Certified Public Accountant in the State of New York and holds a B.S. in Accounting from the Wharton School of Business at the University of Pennsylvania and an M.B.A. with a concentration in Management from Columbia Business School. Mr. Anchin’s accounting, management and restructuring experience and background, and his expertise in advising companies and stakeholders in difficult circumstances qualify him to serve on our Board.

Susan Lee Schmeiser, age 46, has been a member of the Board since September 2021. Ms. Lee has over 20 years of experience in digital marketing software, media, data analytics, and strategic partnerships. Ms. Lee has served as Group President of Digital Marketing & Technology Solutions at Vericast, a MacAndrews & Forbes company, since November 2020. Prior to her current position, from April 2020 to November 2020, Ms. Lee served as Chief Product Officer and Senior Executive Vice President at Vericast. From 2017 to 2020, Ms. Lee was Senior Vice President of Business Development and Strategy at Valassis, a leader in marketing technology and consumer engagement. From 2011 to 2017, Ms. Lee served as the Vice President of Corporate Development and Strategy of MaxPoint Interactive, Inc., which was acquired by Valassis after going public in 2017. Ms. Lee served as Vice President, Ad Sales Strategy at Univision from 2007 to 2011. She also held the role of Vice President at MTV Networks from 2004 to 2007. She began her career as a Financial Analyst in the Financial Sponsors Group of Morgan Stanley’s Investment Banking Division. Ms. Lee earned a B.A. in Economics from New York University and an M.B.A. in General Management from Harvard Business School. Ms. Lee’s leadership experience, and expertise in corporate development and strategy qualify her to serve on our Board.

Caltha Seymour, age 45, has been a member of the Board since September 2021. Ms. Seymour serves as Director of Global Business Development and Strategic Planning, Mission Systems Division, of Eaton Corporation, a diversified, multinational power management solutions company since 2016. From 2018 to 2021, Ms. Seymour was also the National Channel Manager for Eaton’s Industrial Control Division, where she was responsible for developing and executing $262M distribution channel partner sales and marketing strategic initiatives, as well as other programs to help cultivate sales growth and increase profitability. From 2016 to 2018, Ms. Seymour managed new product development, including a cross-functional role for Eaton’s $2.5B commercial vehicle product line. Prior to joining Eaton, Ms. Seymour leveraged her leadership and management skills in operations and consulting positions for the National Football League and the United States Military Academy at West Point. Ms. Seymour has earned a B.A. in Education Management from the University of Delaware, an M.S. in Sports Administration from Delaware State University, and a Global M.B.A. in International Business & Finance from Tulane University. Ms. Seymour’s extensive management experience, as well as her expertise in marketing, diverse business operations, and strategic initiatives qualify her to serve on our Board.

Human Capital

As of September 30, 2023, we employed a total of 187 full-time employees, of which 105 were located in the United States and 82 were located internationally. Our full-time employees include; 90 in engineering, 27 in production, quality assurance and materials control, 20 in general and administrative and 50 in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our products. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

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

The volatile global economic environment has created market uncertainty. A slowdown in the financial markets or other economic conditions, including but not limited to global supply chain issues, inflation, fuel and energy costs, freight costs, lack of available credit, interest rates, and tax rates, may adversely affect the Company’s growth and profitability.  Fluctuation of prices and availability of commodities and materials used in the manufacture of our products may affect the cost of operations.  In addition, increasing wage inflation and challenges hiring qualified personnel may impact our ability to meet customer demand. While we expect the impacts of market uncertainty and inflation could have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

We may need additional capital for growth.

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

●	failure of sales to government, military and commercial markets to meet planned projections;

●	government spending levels impacting sales of our products;

●	political uncertainty;

●	foreign currency fluctuations;

●	working capital requirements to support business growth;

●	our ability to control spending;

●	our ability to integrate future acquisitions;

●	management of new business opportunities;

●	introduction of new competing technologies;

●	product mix and effect on margins; and

●	acceptance of our existing and future products in existing and new markets.

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

In fiscal year 2023, one customer accounted for 54% of revenues and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers, and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases under these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

In fiscal year 2023, direct and indirect sales to the U.S. government accounted for approximately 59% of our total net sales, compared with 71% of our total net sales in fiscal year 2022, and 68% in fiscal year 2021. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary use of force will continue or will provide future growth opportunities for our business.

Worldwide armed conflicts and the related implications may negatively impact our operations.

Current conflicts around the world, including Ukraine and Israel, and related sanctions could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of these conflicts or the impact of sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell, ship products, collect payments, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, supply disruptions, and logistics restrictions, including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.  Given the evolving nature of these conflicts, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of these conflicts could have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Our future success depends on our ability to execute our business strategy, and to continue to innovate and improve our existing products as well as design and produce new products to provide protective communications solutions.

Our future success significantly depends on our ability to execute our business strategy, continue to innovate, improve our existing products, and design, develop, and produce innovative new products and solutions, including those that may incorporate, or are based upon artificial intelligence technology. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations.

We must expand our customer base in order to grow our business.

To grow our business, in addition to continuing to obtain additional orders from our existing customers, we must develop relationships with new customers and obtain and fulfill orders from new customers. We are competing against a number of large competitors in the mass notification market, and we need to establish our product offerings as competitive to win awards against these competitors, increase our customer base and gain market share. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us in sufficient quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

●	our ability to design and manufacture reliable products that have the features that are required by our customers;

●	the global economy;

●	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products;

●	our ability to develop and expand new markets for directed sound products, mobile mass messaging services, and integrated solutions; and

●	our ability to develop international product distribution directly or through strategic partners.

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

On January 18, 2018, we acquired all of the issued and outstanding shares of capital stock of Genasys Holding S.L. (“Genasys Spain”), on October 2, 2020, we acquired substantially all of the assets and business of Amika Mobile Corporation (“Amika Mobile”), on June 7, 2021, we completed the acquisition of Zonehaven Inc. (“Zonehaven”) and on October 4, 2023, we completed the acquisition of Evertel Technologies (“Evertel”). Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions, including Genasys Spain, Amika Mobile, Zonehaven and Evertel, as well as other businesses we may acquire in the future. We may not realize the intended benefits of the Genasys Spain, Amika Mobile, Zonehaven or Evertel acquisitions, or the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate the Genasys Spain, Amika Mobile, Zonehaven or Evertel businesses or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions, including our acquisition of Genasys Spain, Amika Mobile, Zonehaven and Evertel, involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that the Genasys Spain, Amika Mobile, Zonehaven and Evertel businesses or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations, and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

●	demands on management related to changes in the size and possible locations of our businesses and employees;

●	diversion of management's attention from the management of daily operations;

●	difficulties in the assimilation of different corporate cultures, employees and business practices;

●	difficulties in conforming the acquired businesses’ accounting policies to ours;

●	retaining the loyalty and business of the employees or customers of acquired businesses;

●	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;

●

difficulties and unanticipated expenses related to the integration of departments and information technology systems, including accounting systems, technologies, books and records, procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

●	costs and expenses associated with any undisclosed or potential liabilities;

●	the use of more cash or other financial resources on integration and implementation activities than we expect; and

●	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Failure to successfully integrate Genasys Spain, Amika Mobile, Zonehaven, Evertel, or any other acquired business in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of Genasys Spain, Amika Mobile, Zonehaven, Evertel and any future businesses could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, as well as the issuance of our common stock, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

Our sales strategy for fiscal year 2024 and beyond is to increase our share of the growing emergency response and mass notification market with our Protective Communications solutions. A number of large companies currently have a substantial share of the market. While we believe we have a strong product platform that can successfully compete against these larger players, given the highly competitive environment, we expect to confront pricing pressures, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. As of September 30, 2023, we had a warranty reserve of $0.1 million. While our warranty experience with our product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $0.8 million as of September 30, 2023. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

We sell our products worldwide. In fiscal years 2023 and 2022, revenues outside of the U.S. accounted for approximately 22% and 15% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

●	changes in tariff regulations;

●	political instability, war, terrorism, and other political risks;

●	foreign currency exchange rate fluctuations;

●	establishing and maintaining relationships with local distributors and dealers;

●	lengthy shipping times and accounts receivable payment cycles;

●	import and export control and licensing requirements, particularly in connection with sales and licensing to foreign governments and other customers;

●	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or key subcontractors;

●	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

●	greater difficulty in safeguarding our technology, proprietary data, and intellectual property in international jurisdictions than in the U.S.; and

●	difficulty in staffing and managing geographically diverse operations.

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

Our products are made from a wide range of materials and have a large number of components and sub-assemblies (including semiconductors and other electronic components) produced by numerous outside suppliers around the world. Because not all of our supply arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including pandemic related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation, all of which could continue or escalate in the future. The effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate these risks. If these disruptions occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operations, and financial position.

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

Our sales to government customers have involved, and are expected in the future to involve, providing products and services under contracts or subcontracts with U.S. federal, state, local, and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

●	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

●	be subject to purchasing decisions of agencies that are subject to political influence;

●	contain onerous procurement procedures; and

●	be subject to cancellation if government funding becomes unavailable.

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

We expect our proprietary acoustic products, software products, and integrated solutions will be the source of substantially all our revenues for at least the near future. Revenues from these products and solutions are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

●	our ability to develop and supply sound reproduction components to customers, distributors or original equipment manufacturers (“OEMs”) or to license our technologies;

●	market acceptance of and changes in demand for our products or products of our customers;

●	gains or losses of significant customers, distributors or strategic relationships;

●	unpredictable volume and timing of customer orders;

●	delays in funding approval by U.S. and foreign government and military customers;

●	the availability, pricing, and timeliness of delivery of components for our products and OEM products;

●	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

●	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees, and by our competitors;

●	production delays by customers, distributors, OEMs, or by us or our suppliers;

●	increased competition in this market;

●	the conditions of other industries, such as military and commercial industries, into which our technologies may be sold;

●	general electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

●	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

●	general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2023, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Risks Related to Our Capital Stock

Sales of common stock issuable on the exercise of outstanding options, may depress the price of our common stock.

As of September 30, 2023, we had outstanding options granted to our employees, consultants, advisors, and directors to purchase 2,904,522 shares of our common stock and we had 379,597 restricted stock units outstanding. As of September 30, 2023, the exercise prices for the options ranged from $1.51 to $8.03 per share. The issuance of shares of common stock upon the exercise of outstanding options and the release of outstanding restricted stock units could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

●	our anticipated or actual operating results;

●	developments concerning our software and sound reproduction technologies;

●	technological innovations or setbacks by us or our competitors;

●	announcements of merger or acquisition transactions;

●	changes in personnel within our company; and

●	other events or factors and general economic and market conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our executive offices, sales, research and development and production facilities are located at 16262 West Bernardo Drive, San Diego, California. The lease of 55,766 square feet commenced July 1, 2018 and expires August 31, 2028. The aggregate monthly payments, with abatements, are $84 thousand, $86 thousand, $89 thousand, $92 thousand and $94 thousand per month for the sixth through tenth years of the lease, respectively, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

	Sales Prices
	High	Low

Fiscal Year Ending September 30, 2022
First Quarter	$5.43	$3.30
Second Quarter	$4.17	$2.67
Third Quarter	$4.07	$2.40
Fourth Quarter	$3.62	$2.63

Fiscal Year Ending September 30, 2023
First Quarter	$3.70	$2.54
Second Quarter	$4.11	$2.91
Third Quarter	$3.09	$2.35
Fourth Quarter	$3.59	$2.01

Holders

We had 44,027,121 shares issued and outstanding held by 908 holders of record of our common stock as of December 4, 2023.

Dividends

There were no dividends declared and paid during the years ended September 30, 2023 and 2022. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

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

There were no shares repurchased during the year ended September 30, 2023. During the year ended September 30, 2022, 259,310 shares were repurchased for $1.0 million. As of September 30, 2023, all repurchased shares were retired. As of September 30, 2023, $3.0 million was available for share repurchase under this program.

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

Overview

We are a global provider of Protective Communications solutions including our Genasys Protect software platform and Genasys LRAD.  Our unified software platform receives information from a wide variety of sensors and IoT inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Genasys Protect provides a comprehensive  portfolio of Protective Communications software and hardware systems serving federal governmental and agencies, SLED and enterprise organizations in sectors including but not limited to oil and gas, utilities, manufacturing, automotive, and healthcare.  Genasys Protect solutions have a diverse range of applications, including emergency warning and mass notification for public safety; critical event management for enterprise companies; de-escalation for defense and law enforcement; and automated detection of real-time threats such as active shooters and severe weather.

 Genasys LRAD systems provide directed audible voice messages with exceptional, intelligible vocal clarity from close range out to 5,500 meters. We have a history of successfully delivering innovative systems and solutions in mission critical situations, pioneering the AHD market with the introduction of our first LRAD AHD in 2002 and creating the first multidirectional voice-based public safety mass notification systems in 2012. Building on our proven, best in class and reliable solutions and systems, we are launching the first and only unified, end-to-end Protective Communications platform.

Our unified Protective Communications platform includes:

Software

Genasys Protect

The Complete Protective Communications Platform

Genasys Protect combines the most comprehensive suite of solutions enabling preparedness, responsiveness, and analytics to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

1.

Proven Technology: Genasys solutions have been on the front lines for more than 40 years, providing precision-targeted communications designed to ensure the right people get the right message - right away.

2.

Modular Suite: Built on open standards, Genasys software and hardware systems are designed to easily integrate, whether using the full Genasys suite or complementing the notification platforms customers already have in place.

3.

Predictive Simulation: Genasys Protect is designed to permit customers to test response plans preemptively with advanced simulation of evacuation-level events, including fires and floods, and their impact on infrastructure, including traffic patterns and perimeter establishment.

4.

Unified Viewpoint: One common safety operating picture provides real-time visibility into our customers’ people, assets, and environment by combining first-party data from asset / people-management platforms and IoT sensors with vetted third-party data sources, including the FEMA, NOAA, DHS, and more.

5.	Unmatched Precision: Customized zone mapping enables targeting of mass notifications at the street level, making it easier to sequence response areas from most to least critical.
6.

Multi-channel: Genasys Protect is designed to allow customers to saturate their notification area by simultaneously alerting people across SMS, voice calls, social media, TV, radio, digital signage, and outdoor acoustic devices.

7.

Network Effect: Implementation in neighboring municipalities as well as across public- and private-sector organizations within the same municipality extends coverage and enables greater precision when notifying people of threats.

Genasys Protect ALERT

ALERT is an interactive, cloud-based SaaS solution that enables SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications with the public can be enhanced via Genasys Protect ACOUSTICS, while ALERT communications among first responders and emergency personnel can be augmented and accelerated with Genasys Protect CONNECT (formerly Evertel). ALERT customers can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using emails, voice calls, text messages, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of IPAWS notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

Similarly, enterprise customers are able to send critical communications to at-risk employees, contractors, visitors, or groups based on geographic location or team status. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations, ALERT integrates with various data sources, including sensors, emergency services, active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to residents, employees, staff, contractors, temporary workers, and visitors.

ALERT sends targeted messages based on geographic location, permitting relevant information and instructions to be sent to the appropriate populations. Emergency managers can prepare for natural or man-made disasters by developing evacuation plans that map routes, shelters, traffic control locations, and road closures using ALERT’s extensive public safety resources and mapped zones. This information is easily shared with the public and reduces the time it takes to execute emergency evacuations and conduct orderly repopulations. Auto-Discovery, an innovative feature of the platform, locates and connects with anyone on a wired or wireless network in a fixed area with no opt-in required. When discovered, ALERT anonymizes all recipient information and data. When an emergency occurs, these tools allow at-risk groups or individuals to be notified as quickly as possible without sacrificing their privacy.

In addition to disseminating alerts and notifications, ALERT uses two-way communication tools, including polls and check-ins to receive feedback from targeted populations and first responders. With direct feedback, operators can survey the safety and status of at-risk individuals, learn of developments, update notifications and/or instructions in response to new information, and more.

Genasys Protect EVAC

EVAC enables responding agencies to react swiftly, make collaborative decisions, and communicate event status in real-time to other agencies, businesses, and the public. EVAC determines and communicates the proper scope of a response or evacuation by replacing guesswork with data-driven intelligence. EVAC enhances safety levels for first responders, communities, and large campuses by providing:

●	intelligent zones to improve evacuation planning and communication. EVAC users can build, edit, and act upon geographical location data, including shelters, facilities, and traffic;

●	modeling behaviors to plan for effective responses and/or evacuation scenarios covering emergencies that include wildfires, floods, active shooters, hurricanes, and more;

●	actionable communication through the Genasys Protect mobile app to keep people informed before, during, and after a critical event;

●	a common operating picture across agencies to reduce response times by 90%; and

●	targeted alerting across multiple channels, including intelligible, outdoor speakers for timely, efficient evacuation and public safety notifications.

Genasys Protect CONNECT

CONNECT is a leading cross-agency collaboration platform that streamlines and secures team and one-on-one communications for first responders and public safety agencies. With real-time intelligence sharing that exceeds regulatory privacy requirements for public agencies, CONNECT’s instant communication platform empowers first responders and public safety personnel to collaborate and share information in a single space with text, videos, images, and audio from any location. CONNECT provides a secure space where professionals can exchange information, make decisions, and collaborate with trust in data security. Record retention policies drive compliance that allows agencies and personnel to communicate in confidence.

Enabling public safety professionals to collaborate with other agencies throughout their region, state and country, CONNECT provides real-time interoperability to address critical events and crisis situations more quickly through coordinated efforts. Compliant with all federal and state-level legal requirements for public safety communications, CONNECT data is protected and secured through high-level data encryption within a secure, U.S. based, government-only cloud environment.

Hardware

Genasys Protect ACOUSTICS

ACOUSTICS unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the industry's highest STI, large directional and omni-directional broadcast coverage areas, and an array of options including solar power, battery backup, and satellite connectivity that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

ACOUSTICS gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. Emergency alerts and information can be sent via individual, grouped or networked ACOUSTICS installations, text messages, emails, IPAWS, desktop alerts, TV, voice calls, and social media. Genasys Protect’s layered redundancy helps to ensure the maximum number of people receive Protective Communications and critical notifications.

Genasys LRAD

LRAD is the world’s leading AHD, with the ability to project alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed on military vehicles, at corporate headquarters, in hostage negotiations, aboard private yachts, and in numerous installations and applications where clear and intelligible voice communications are essential.

Several LRAD models are available in varying audio outputs, communication coverage areas, sizes, and functionalities. Several options and accessories (cameras, searchlights, mounts, and more) are also available to enhance LRAD capabilities.

All LRAD systems are defined by their unparalleled audio output and clarity. LRADs use Genasys' proprietary XL driver technology, which generates higher audio output in a smaller, lighter form factor. The technology also helps ensure voice messages and alert tones cut through background noise and are clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the global AHD industry.

Recent Developments

In the fiscal year ended September 30, 2023, we accomplished the following:

●	Completed the integration of legacy GEM, Zonehaven, NEWS, and IMNS solutions into our unified Genasys Protect platform.

●	Executed branding relaunch with new website, go-to-market and product User Interface (“UI”).

●	Expanded coverage to 16% of Colorado with Genasys Protect in Boulder County.

●	Won first statewide contract for Genasys Protect in New Hampshire.

●	Displaced a key competitor in Boston, MA with Genasys Protect ALERT.

●

Expanded relationship with San Diego County, CA to encompass entire Genasys Protect platform. San Diego County joins Riverside County, CA, Marin County, CA, Alameda County, CA, and other jurisdictions in adopting the complete Genasys Protect platform.

●	Announced a Genasys Protect ACOUSTICS implementation with a large outdoor tourist destination.

●	Received $10.7 million LRAD order from the U.S. Army under AHD Program of Record.

●	Assisted first responders to protect more than 17 million California residents with Genasys Protect EVAC during atmospheric river events.

●	Expanded Genasys Protect coverage of California to 37 of 58 counties.

●

Awarded and installed Genasys Protect for Aramco, one of the world’s largest industrial companies. At the time of booking, this was the largest Genasys Protect multi-year order in the Company’s history.

Business Outlook

Our products, systems, and solutions continue to gain worldwide awareness and recognition through increased marketing efforts, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management, enterprise safety, and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security, and critical infrastructure. Our products, systems, and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

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

The proliferation of natural and man-made disasters, crisis situations, and civil unrest require technologically advanced, multi-channel solutions to deliver clear and timely protective communications to help keep people safe during critical events. Businesses are also incorporating protective communication and emergency management systems that locate and help safeguard employees and infrastructure when crises occur.

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

In fiscal 2024, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2023 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

Our research and development strategy involves incorporating further innovations and capabilities into our Genasys Protect platform to meet the needs of our target markets.

Our Genasys Protect software solutions are more complex offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our ALERT, EVAC, and CONNECT software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

A large number of LRAD and ACOUSTICS components and sub-assemblies manufactured by outside suppliers within our supply chain are produced within 50 miles of our facility. We do not source component parts from suppliers in China. It is likely that some of our suppliers source parts in China. Negative impacts on our supply chain could have a material adverse effect on our business. We communicate with our suppliers regarding measures to alleviate ongoing worldwide supply chain issues.

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through September 30, 2023, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

Revenue Recognition

Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

Deferred Tax Asset. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of September 30, 2023, the Company does not believe that it is more likely than not that its deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheet. Utilization of the net operating loss (“NOL”) carryforwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control. In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the ability to recover deferred tax assets. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and will adjust the valuation accordingly.

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

Comparison of Results of Operations for Fiscal Years Ended September 30, 2023 and 2022

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in thousands of dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years Ended
	September 30, 2023		September 30, 2022
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product revenue	$40,128	86.0%	$48,637	90.0%	$(8,509)	(17.5%)
Contract and other	6,535	14.0%	5,398	10.0%	1,137	21.1%
Total revenues	46,663	100.0%	54,035	100.0%	(7,372)	(13.6%)

Cost of revenues	24,901	53.4%	26,759	49.5%	1,858	6.9%
Gross Profit	21,762	46.6%	27,276	50.5%	(5,514)	(20.2%)

Operating expenses
Selling, general and administrative	24,621	52.8%	22,635	41.9%	(1,986)	(8.8%)
Impairment of goodwill	-	0.0%	13,162	24.4%	13,162	100.0%
Research and development	8,127	17.4%	7,010	13.0%	(1,117)	(15.9%)
Total operating expenses	32,748	70.2%	42,807	79.2%	10,059	23.5%

Loss from operations	(10,986)	(23.5%)	(15,531)	(28.7%)	4,545	(29.3%)

Other(expense) income, net	(10)	(0.0%)	60	0.1%	(70)	(116.7%)

Loss before income taxes	(10,996)	(23.6%)	(15,471)	(28.6%)	4,475	(28.9%)
Income tax expense	7,400	15.9%	741	1.4%	(6,659)	(898.7%)
Net loss	$(18,396)	(39.4%)	$(16,212)	(30.0%)	$(2,184)	13.5%

Net revenue
Hardware	$42,864	91.9%	$50,938	94.3%	(8,074)	(15.9%)
Software	3,799	8.1%	3,097	5.7%	702	22.7%
Total net revenue	$46,663	100.0%	$54,035	100.0%	$(7,372)	(13.6%)

Revenues

Revenues decreased $7,372 in the fiscal year ended September 30, 2023, compared with the prior year. Hardware revenue decreased $8,074, partially offset by a $702 increase in software revenue compared with the prior fiscal year. Lower hardware revenue was largely due to low backlog at the start of the fiscal year and lower fiscal year 2023 hardware orders. The receipt of orders is often uneven due to the timing of government budgets or approvals. The increase in software revenue in this fiscal year is due to growth in SaaS revenue, partially offset by lower professional services revenue on software contracts. As of September 30, 2023, we had aggregate deferred revenue and prepayments from customers in advance of product shipment of $4,020. The receipt of orders will often be uneven due to the timing of customers’ approval or budget cycles.

Gross Profit

Gross profit for the year ended September 30, 2023, decreased $5,514 compared with fiscal year 2022, primarily due to lower sales volume and higher product costs in fiscal year 2023. Gross margin as a percentage of sales was 46.6% in fiscal year 2023, compared with 50.5% in the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,986, or 8.8%. The increase was due to $940 of additional employee-related costs, largely associated with our 18% increase in sales and administration personnel over the prior year to support software revenue growth opportunities. In addition, professional services, including rebranding and recruitment costs, increased $878 and commission expense increased $288 over the prior year.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses for fiscal 2023 and 2022 of $1,428 and $2,080, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential business opportunities. Commission expense will fluctuate based on the nature of our sales.

Goodwill Impairment

As a result of the annual goodwill impairment analysis, we recognized a $13,162 non-cash goodwill impairment charge in our Software segment for the year ended September 30, 2022. There was no impairment charge recorded for the year ended September 30, 2023. For more information, refer to Note 2, Basis of Presentation and Significant Accounting Policies and Note 8, Goodwill and Intangible Assets.

Research and Development Expenses

R&D expenses increased by $1,117 primarily due to increased employee-related costs associated with our 7% growth in engineering personnel.

Included in R&D expenses for the year ended September 30, 2023 was $103 of non-cash share-based compensation expenses, compared to $70 for the year ended September 30, 2022.

Other (Expense) Income, net

Other expense, net, decreased by $70 due to changes in interest income and realized gains and losses on foreign currency translation.

Net Loss

The net loss of $18,396 for fiscal 2023 was an increase of $2,184 compared with the net loss of $16,212 in fiscal year 2022. This was largely due to lower revenue combined with increased costs. Additionally, income tax expense increased $6,659 primarily due to a non-cash $7,373 full valuation allowance taken against the deferred tax asset. Pretax loss in fiscal year 2023 was $4,475 less than the prior year primarily due to the $13,162 goodwill impairment charge in fiscal year 2022 offset by a $5,514 decrease in gross profit and increased operating expense of $3,103. Refer to Note 13, Income Taxes, in our consolidated financial statements for additional information on changes to the deferred tax asset.

Other Metrics

We monitor a number of financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions, including the following key metrics. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

Adjusted EBITDA

Adjusted EBITDA represents our net income before other income, net, income tax expense (benefit), depreciation and amortization expense, stock-based compensation and goodwill impairment. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding allocation of capital, and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the intangible assets that are amortized and property and equipment that is depreciated, will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacement or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net income, and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Years ended
	September 30,
	2023	2022
Net loss	(18,396)	(16,212)
Other income (expense), net	10	(60)
Income tax expense (benefit)	7,400	741
Depreciation and amortization	2,558	2,556
Impairment of goodwill	-	13,162
Stock-based compensation	1,642	2,227
Adjusted EBITDA	$(6,786)	$2,414

Segment Results

Segment results include net sales and operating income by segment. Corporate expense including various administrative expenses and costs of a publicly traded company are included in the Hardware segment as per historical financial reporting.

	Software				Hardware
	Years ended				Years ended
	September 30,		Fav (Unfav)		September 30,		Fav (Unfav)
	2023	2022	$	%	2023	2022	$	%
Revenue	$3,799	$3,097	$702	22.7%	$42,864	$50,938	$(8,074)	(15.9%)
Operating (loss) income	(14,226)	(24,791)	10,565	(42.6%)	3,240	9,260	(6,020)	(65.0%)

Reconciliation of GAAP to Non-GAAP
Goodwill impairment	-	13,162	(13,162)	(100.0%)	-	-	-	0.0%
Depreciation and amortization	2,160	2,176	(16)	(0.7%)	398	380	18	4.7%
Stock-based compensation	333	244	89	36.5%	1,309	1,983	(674)	(34.0%)
Adjusted EBITDA	$(11,733)	$(9,209)	$(2,524)	27.4%	$4,947	$11,623	$(6,676)	(57.4%)

Software Segment

Software segment revenue increased 22.7% over the prior fiscal year. This reflects a 43.8% increase in recurring revenue offset by a 32.9% decrease in professional services and licensing revenue compared to the prior fiscal year.

Operating loss decreased $10,565 in the current fiscal year due to a $13,162 goodwill impairment charge in fiscal 2022, and higher gross profit this year, offset by higher operating expenses including increases in payroll and benefit costs due to increased hiring to support software development and sales.

Hardware Segment

Hardware segment revenue decreased $8,074, or 15.9%, over the prior year. The decrease was largely due to low backlog at the start of the fiscal year and lower hardware orders received compared to the prior year.

Operating income decreased $6,020 in the current fiscal year due to the decreased revenue and lower gross profit.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2023, were $8,665, compared with $12,736 as of September 30, 2022. In addition, we had $1,481 in short-term marketable securities as of September 30, 2023, compared with $6,397 as of September 30, 2022. There were no long-term marketable securities as of September 30, 2023, and $781 as of September 30, 2022. We also had restricted cash of $854 as of September 30, 2023 and $923 as of September 30, 2022. On October 4, 2023, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $2.00 per share. The Company received gross proceeds of approximately $11,500 from the offering, before underwriting discounts and commissions and offering expenses of $915. Other than cash, proceeds from the underwritten public offering, and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

Principal factors that could affect the availability of our internally generated funds include:

●	ability to meet sales projections;

●	government spending levels;

●	introduction of competing technologies;

●	product mix and effect on margins;

●	ability to reduce and manage inventory levels; and

●	product acceptance in new markets.

Principal factors that could affect our ability to obtain cash from external sources include:

●	volatility in the capital markets; and

●	market price and trading volume of our common stock.

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019, under which the Company is authorized to repurchase up to $5,000 of its outstanding common shares. In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years ended
	September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$(9,593)	$468
Investing activities	5,538	(89)
Financing activities	(114)	(1,063)

Operating Activities

Net loss of $18,396 for the fiscal year ended September 30, 2023, included $12,732 of other non-cash items including deferred income taxes, share-based compensation expense, operating right of use lease amortization, depreciation and amortization, inventory obsolescence, and a provision for warranty. Cash used in operating activities reflected a $425 increase in accounts payable and a $6,064 decrease in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities. This was partially offset by a $1,671 decrease in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, and an $827 decrease in accounts receivable.

Net loss of $16,212 for the fiscal year ended September 30, 2022, included a $13,162 goodwill impairment charge and $6,736 of other non-cash items including share-based compensation expense, deferred income taxes, operating right of use lease amortization, depreciation and amortization, inventory obsolescence, and a provision for warranty. Cash provided by operating activities reflected a $199 increase in accounts payable and a $4,570 decrease in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities. This was partially offset by a $242 decrease in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, and a $836 decrease in accounts receivable.

We had accounts receivable of $5,952 and $6,744 as of September 30, 2023 and 2022, respectively. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers. Our receivables can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers.

As of September 30, 2023 and 2022, our working capital was $13,949 and $20,197, respectively. The decrease in working capital was largely the result of a decrease in marketable securities of $4,916 and increased operating expenses funded through cash on hand.

Investing Activities

In the fiscal year ended September 30, 2023, we used $3,641 of cash to purchase short and long-term marketable securities, compared with using $6,830 to purchase short and long-term marketable securities in the fiscal year ended September 30, 2022. In the fiscal year ended September 30, 2023, we had proceeds from maturities of available for sale marketable securities of $9,418, compared with $7,122 in fiscal year 2022.

We also used cash in investing activities for the purchase of product tooling, computer equipment, and leasehold improvements for our operating facilities. Cash used for capital expenditures was $239 and $381 in the fiscal years ended September 30, 2023 and 2022, respectively. We anticipate additional expenditures for capital expenditures in fiscal year 2024 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2023 and 2022, we received proceeds from the exercise of stock options of $138 and $282, respectively.

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company was authorized to repurchase up to $5,000 of its outstanding common shares. In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. The previous program expired on December 31, 2018.

During the year ended September 30, 2023, there were no shares repurchased. During the year ended September 30, 2022, 259,310 shares were repurchased for $1,000. There were no shares repurchased during the year ended September 30, 2023. As of September 30, 2023, all repurchased shares were retired. As of September 30, 2023, $3,000 was available for share repurchase under this program.

Commitments

We are committed for our facility lease through August 30, 2028, as more fully described in Note 12, Leases, in our consolidated financial statements.

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. All of the Company’s key employees are entitled to participate in the bonus plan. During the years ended September 30, 2023 and 2022, the Company recorded $194 and $1,733, respectively, in bonus expense, and related payroll tax expense in connection with the bonus plans. Bonus related expense is included in “Accrued liabilities” on the Consolidated Balance Sheet.

The Company is party to an employment agreement with our chief executive officer that provides for severance benefits, including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of the fiscal year, and vesting of a portion of stock options held by the employee at the time of termination. The agreement also has a change in control clause whereby the chief executive officer would be entitled to receive specific severance and equity vesting benefits if specified termination events occur.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the guidelines established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since September 30, 2022, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2024 (the “Proxy Statement”).

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

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Membership Interest Purchase Agreement, dated as of September 20, 2023, by and between Genasys Inc., Word Systems Operations, LLC and Evertel Technologies, LLC Incorporated by reference to Exhibit 2.1 on Form 8-K, September 26, 2023.

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

3.1.3	Amendment to Certificate of Incorporation dated March 24, 2010. Incorporated by reference to Exhibit 3.1 on Form 8-K filed March 31, 2010.

3.1.4	Amendment to Certificate of Incorporation dated January 6, 2020. Incorporated by reference to Exhibit 3.1 on Form 8-K filed January 13, 2020.

3.1.5	Amendment to Certificate of Incorporation dated March 16, 2021. Incorporated by reference to Exhibit 3.1 on Form 8-K filed March 19, 2021.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006.

4.	Instruments Defining the Rights of Securities Holders,

4.1	Description of the Securities of the Registrant.*

10.	Material Contracts

10.1

Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005.+

10.2	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.3	LRAD Corporation Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 16, 2017.+

10.4	First Amendment to the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 19, 2021.+

10.5	Form of Stock Award Agreement under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 24, 2015.+

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

10.8	Amended and Restated Employment Agreement, dated November 29, 2022, by and among Genasys Inc. and Richard Danforth. Incorporated by reference to Exhibit 10.1 on Form 8-K filed November 30, 2022. +

10.9	Employment Offer Letter, dated September 18, 2017, between LRAD Corporation and Dennis Klahn. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 21, 2017.+

10.10

Board Adviser Agreement, dated November 1, 2021, between Genasys Inc. and John G. Coburn. Incorporated by reference to Exhibit 10.14 on Form 10-K for the year ended September 30, 2021, filed November 23, 2021.+

10.11	Change in Control Severance Benefit Plan. Incorporated by reference to Exhibit 10.01 on Form 10-Q for the quarter ended December 31, 2021 filed February 7, 2022.+

19.	Insider Trading Policies and Procedures

19.1	Genasys Inc. Insider Trading Policy*

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant.*

23.	Consents of Experts and Counsel

23.1	Consent of Baker Tilly US, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

97	Clawback Policies

97.1	Genasys Inc. Clawback Policy*

99.	Additional Exhibits

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*         Filed herewith.

+         Management contract or compensatory plan or arrangement.

Genasys Inc.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genasys Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2007.

San Diego, California

December 7, 2023

Genasys Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,665	$12,736
Short-term marketable securities	1,481	6,397
Restricted cash	758	100
Accounts receivable, net of allowance for doubtful accounts of $66 and $181	5,952	6,744
Inventories, net	6,501	6,008
Prepaid expenses and other	1,851	3,577
Total current assets	25,208	35,562

Long-term marketable securities	-	781
Long-term restricted cash	96	823
Deferred tax assets, net	-	7,373
Property and equipment, net	1,551	1,757
Goodwill	10,282	10,118
Intangible assets, net	8,427	10,505
Operating lease right of use assets	3,886	4,541
Other assets	455	394
Total assets	$49,905	$71,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,785	$2,334
Accrued liabilities	7,466	12,083
Operating lease liabilities, current portion	1,008	948
Total current liabilities	11,259	15,365

Other liabilities, noncurrent	551	907
Operating lease liabilities, noncurrent	4,283	5,189
Total liabilities	16,093	21,461

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 37,211,071 and
36,611,240 shares issued and outstanding, respectively	-	-
Additional paid-in capital	110,379	108,551
Accumulated deficit	(76,062)	(57,366)
Accumulated other comprehensive loss	(505)	(792)
Total stockholders' equity	33,812	50,393
Total liabilities and stockholders' equity	$49,905	$71,854

See accompanying notes

Genasys Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years ended
	September 30,
	2023	2022
Revenues:
Product sales	$40,128	$48,637
Contract and other	6,535	5,398
Total revenues	46,663	54,035
Cost of revenues	24,901	26,759

Gross profit	21,762	27,276

Operating expenses
Selling, general and administrative	24,621	22,635
Impairment of goodwill	-	13,162
Research and development	8,127	7,010
Total operating expenses	32,748	42,807

Loss from operations	(10,986)	(15,531)

Other (expense) income, net	(10)	60

Loss before income taxes	(10,996)	(15,471)
Income tax expense	7,400	741
Net loss	$(18,396)	$(16,212)

Net loss per common share - basic and diluted	$(0.50)	$(0.44)

Weighted average common shares outstanding:
Basic and diluted	36,939,335	36,495,012

Genasys Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended
	September 30,
	2023	2022
Net loss	$(18,396)	$(16,212)
Unrealized gain (loss) on marketable securities	80	(90)
Unrealized foreign currency gain (loss)	207	(704)
Comprehensive loss	$(18,109)	$(17,006)

See accompanying notes

Genasys Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except par value and share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958
Share-based compensation expense	-	-	2,227	-	-	2,227
Issuance of common stock upon exercise of stock options, net	145,235	2	282	-	-	282
Issuance of common stock upon vesting of restricted stock units	270,262	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(18,344)	-	(70)	-	-	(70)
Stock buyback	(259,310)	(2)	(998)	-	-	(998)
Release of obligation to issue common stock	69,564	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(794)	(794)
Net loss	-	-	-	(16,212)	-	(16,212)
Balance as of September 30, 2022	36,611,240	$366	$108,551	$(57,366)	$(792)	$50,393

Share-based compensation expense	-	-	1,642	-	-	1,642
Issuance of common stock upon exercise of stock options, net	84,765	1	138	-	-	138
Issuance of common stock upon cashless exercise of stock options, net	278,712	3	300	(300)	-	-
Shares retained for payment of taxes in connection with cashless exercise of stock options	(74,606)	(1)	(207)	-	-	(207)
Issuance of common stock upon vesting of restricted stock units	253,012	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(11,616)	-	(45)	-	-	(45)
Release of obligation to issue commons stock	69,564	1	-	-	-	-
Accumulated other comprehensive income	-	-	-	-	287	287
Net loss	-	-	-	(18,396)	-	(18,396)
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
`	September 30,
	2023	2022
Operating Activities:
Net loss	$(18,396)	$(16,212)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	-	13,162
Depreciation and amortization	2,558	2,556
Amortization of debt issuance costs	8	19
Provision for doubtful accounts	-	55
Warranty provision	31	86
Inventory obsolescence	295	333
Stock-based compensation	1,642	2,227
Deferred income taxes	7,373	666
Loss on disposal of fixed asset	4	-
Amortization of operating lease right of use asset	772	746
Accretion of acquisition holdback liability	49	48

Changes in operating assets and liabilities:
Accounts receivable, net	827	836
Inventories, net	(788)	75
Prepaid expenses and other	1,671	242
Accounts payable	425	199
Accrued and other liabilities	(6,064)	(4,570)
Net cash (used in) provided by operating activities	(9,593)	468

Investing Activities:
Purchases of marketable securities	(3,641)	(6,830)
Proceeds from maturities of marketable securities	9,418	7,122
Capital expenditures	(239)	(381)
Net cash provided by (used in) investing activities	5,538	(89)

Financing Activities:
Proceeds from exercise of stock options	138	282
Repurchase of common stock	-	(998)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(45)	(70)
Shares retained for payment of taxes in connection with the exercise of stock options	(207)	-
Payments on promissory notes	-	(277)
Net cash used in financing activities	(114)	(1,063)
Effect of foreign exchange rate on cash	29	(185)
Net decrease in cash, cash equivalents, and restricted cash	(4,140)	(869)
Cash, cash equivalents and restricted cash, beginning of period	13,659	14,528
Cash, cash equivalents and restricted cash, end of period	$9,519	$13,659

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$8,665	$12,736
Restricted cash, current portion	758	100
Long-term restricted cash	96	823
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$9,519	$13,659

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	September 30,
	2023	2022
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$80	$(90)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(416)	$(832)
Initial measurement of operating lease right of use assets	$79	$466
Initial measurement of operating lease liabilities	$79	$466
Shares surrendered from stock option exercises	$300	$-

Genasys Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share and share amounts)

1. OPERATIONS

Genasys Inc. is a global provider of Protective Communications solutions including its Genasys Protect software platform and Genasys Long Range Acoustical Devices (“LRAD”). The Company's unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. The Company uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory, goodwill and intangible assets, warranty reserve, valuation of operating lease right of use assets and operating lease liabilities, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers. It is customary for the Company to require a deposit as collateral. As of September 30, 2023, accounts receivable from three customers accounted for 22%, 10% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. As of September 30, 2022, accounts receivable from two customers accounted for 43% and 19% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of September 30, 2023 and 2022, the amount of cash and cash equivalents was $8,665 and $12,736, respectively.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of September 30, 2023 and 2022, the amount of restricted cash was $854 and $923, respectively, which is included in “Restricted cash” and “Long-term restricted cash” in the consolidated balance sheet.

MARKETABLE SECURITIES

The Company’s investments in debt instruments are classified as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. The realized gains and losses on marketable securities are determined using the specific identification method.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries accounts receivable at historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is probable: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is probable, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue as of September 30, 2023 or 2022 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. As of September 30, 2023 and 2022, the Company had an allowance for doubtful accounts of $66 and $181, respectively.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal years 2023 and 2022, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. During the year ended September 30, 2023, the Company disposed of $319 of obsolete parts inventory that was included in the inventory reserve as of September 30, 2022. The Company then increased its inventory reserve by $295 during the year ended September 30, 2023, for parts and demo equipment that may not be utilized.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below the carrying amount. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company recorded a $13,162 goodwill impairment charge associated with the software reporting unit. The Company did not record a goodwill impairment charge for the year ended September 30, 2023. Refer to Note 8, Goodwill and Intangible Assets for more information.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $289 and $640 for the fiscal years ended September 30, 2023 and 2022, respectively. Actual revenues from shipping and handling were $392 and $836 for the fiscal years ended September 30, 2023 and 2022, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and were $512 and $677 for the years ended September 30, 2023 and 2022, respectively.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $132 and $159 as of September 30, 2023 and 2022, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and finite-lived intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of an intangible asset exceeds the fair value, or if changes in facts and circumstances indicate impairment, an impairment loss is measured and recognized using the asset’s fair value. There was no impairment of long-lived assets for the years ended September 30, 2023 and September 30, 2022. Refer to Note 5, Fair Value Measurements and Note 8, Goodwill and Intangible Assets for additional information.

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

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. Refer to Note 17, Net Loss Per Share, for additional information.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Genasys Spain is the Euro and the function currency of Genasys Canada is the Canadian dollar. The Company translates the assets and liabilities of Genasys Spain and Genasys Canada at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys Spain and Genasys Canada at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions, are included in the consolidated statements of operations. The translation gain for the period was $207 resulting from transactions between Genasys U.S. and Genasys Spain and Genasys Canada, the timing of transactions in relation to changes in exchange rates and the fluctuation in the exchange rate between foreign currencies and the U.S. dollar. For the year ended September 30, 2022, there was a translation loss of $704.

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

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2023 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management evaluated events subsequent to September 30, 2023, through the date the accompanying consolidated financial statements are filed with the Securities and Exchange Commission. Refer to Note 20, Subsequent Events for further information.

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023. The Company has completed its review of the impact of this standard on its consolidated financial statements and the adoption of this standard will not have a material effect on the Company’s consolidated financial statements.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of September 30, 2023 and September 30, 2022, including the change between the periods. There were no contract assets as of September 30, 2023 and September 30, 2022. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2022	$4,724	$2,054	$6,778
New performance obligations	12,550	4,456	17,006
Recognition of revenue as a result of satisfying performance obligations	(16,510)	(3,278)	(19,788)
Effect of exchange rate on deferred revenue	2	22	24
Balance as of September 30, 2023	$766	$3,254	$4,020
Less: non-current portion	-	(551)	(551)
Current portion as of September 30, 2023	$766	$2,703	$3,469

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,020. The Company expects to recognize revenue on approximately $3,469, or 86%, of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of September 30, 2023 or September 30, 2022. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the years ended September 30, 2023 and 2022.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2023 and 2022. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive (loss) income until recognized in earnings upon the sale or maturity of the security.

	September 30, 2023
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$2,307	$-	$2,307	$2,307	$-	$-

Level 2:
Certificates of deposit	301	-	301	-	301	-
Municipal securities	926	(7)	919	-	919	-
Corporate bonds	264	(3)	261	-	261	-
Subtotal	1,491	(10)	1,481	-	1,481	-

Total	$3,798	$(10)	$3,788	$2,307	$1,481	$-

	September 30, 2022
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,316	$-	$1,316	$1,316	$-	$-

Level 2:
Certificates of deposit	800	-	800	-	498	302
Municipal securities	4,066	(65)	4,001	-	3,772	229
Corporate bonds	2,402	(25)	2,377	-	2,127	250
Subtotal	7,268	(90)	7,178	-	6,397	781

Total	$8,584	$(90)	$8,494	$1,316	$6,397	$781

Instruments measured at Fair Value on a Non-Recurring Basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use assets (“ROU assets”) are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for goodwill and intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the software reporting unit was less than the carrying value. In addition to increased costs and continued losses in the software reporting unit, the Company considered macroeconomic conditions including a deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, peer companies, and major market indices since September 30, 2021. The Company engaged independent valuation experts to assist in determining the fair value of the software reporting unit. As a result of this analysis, the Company recorded a $13,162 goodwill impairment charge associated with the software reporting unit. There was no goodwill impairment charge for the year ended September 30, 2023.

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2023. There were no business combinations during the twelve months ended September 30, 2023. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

	Carrying	Active Markets for Identifiable Assets	Observable Inputs	Unobservable Inputs	Non-Cash Impairment
Carrying Value	Value	(Level 1)	(Level 2)	(Level 3)	Loss
Operating Lease ROU Asset	79	$-	$-	$79	$-

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2022. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

	Carrying	Active Markets for Identifiable Assets	Observable Inputs	Unobservable Inputs	Non-Cash Impairment
Carrying Value	Value	(Level 1)	(Level 2)	(Level 3)	Loss
Goodwill from software reporting unit	$10,118	$-	$-	$23,280	$(13,162)
Operating Lease ROU Asset	$466	$-	$-	$466	$-

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$736) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion was recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2022	$680
Accretion	48
Currency translation	8
Balance as of September 30, 2023	$736

6. INVENTORIES

Inventories consisted of the following:

	September 30,
	2023	2022
Raw materials	$5,086	$5,277
Finished goods	1,029	844
Work in process	1,218	744
Inventories, gross	7,333	6,865
Reserve for obsolescence	(832)	(857)
Inventories, net	$6,501	$6,008

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2023	2022
Office furniture and equipment	$1,582	$1,432
Machinery and equipment	1,441	1,391
Leasehold improvements	2,302	2,172
Construction in progress	-	104
Property and equipment, gross	5,325	5,099
Accumulated depreciation	(3,774)	(3,342)
Property and equipment, net	$1,551	$1,757

	Years Ended
	September 30,
	2023	2022
Depreciation expense	$450	$403

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain and Zonehaven, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. In the fourth quarter of fiscal 2022, in conjunction with the annual impairment assessment, the Company determined that the fair value of the software reporting unit was less than the carrying value. The Company engaged independent valuation experts to assist in determining the fair value of the software reporting unit and recorded a $13,162 goodwill impairment charge. As of September 30, 2023 and September 30, 2022, goodwill was $10,282 and $10,118 respectively. There were no impairments to goodwill during the year ended September 30, 2023.

Intangible assets and goodwill related to Genasys Spain are translated from Euro to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $194.

The changes in the carrying amount of goodwill by segment for the year ended September 30, 2023, are as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$-	$10,118	$10,118
Currency translation	-	164	164
Balance as of September 30, 2023	$-	$10,282	$10,282

The Company’s intangible assets consisted of the following:

	September 30,
	2023	2022
Technology	$11,930	$11,886
Customer relationships	1,790	1,715
Trade name portfolio	605	590
Non-compete agreements	223	206
Patents	72	72
	14,620	14,469
Accumulated amortization	(6,193)	(3,964)
	$8,427	$10,505

The changes in the carrying amount of intangible assets by segment for the year ended September 30, 2023, are as follows:

	Hardware	Software	Total
Balance as of September 30, 2022	$21	$10,484	$10,505
Amortization	(4)	(2,104)	(2,108)
Currency translation	-	30	30
Balance as of September 30, 2023	$17	$8,410	$8,427

	Years ended
	September 30,
	2023	2022
Amortization expense	$2,108	$2,154

Estimated amortization expense for the fiscal year ending September 30,

Fiscal year ending September 30,
2024	$2,094
2025	1,977
2026	1,842
2027	1,669
2028	841
Thereafter	4
Total estimated amortization expense	$8,427

9. PREPAID EXPENSES AND OTHER

	September 30,
	2023	2022
Deposits for inventory	$301	$461
Prepaid insurance	264	360
Dues and subscriptions	261	182
Prepaid professional services	136	-
Prepaid commissions	417	228
Trade shows and travel	150	471
Canadian goods and services and harmonized sales tax receivable	123	1,631
Other	199	244
	$1,851	$3,577

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

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2023	2022
Payroll and related	$2,237	$3,003
Deferred revenue	2,703	1,827
Customer deposits	766	4,724
Accrued contract costs	825	809
Warranty reserve	132	159
Canadian goods and services and harmonized sales tax payable	-	1,556
Asset purchase holdback liability	736	-
Other	67	5
Total	$7,466	$12,083

Other liabilities - noncurrent consisted of the following:

	September 30,
	2023	2022
Deferred revenue	$551	$227
Asset purchase holdback liability	-	680
Total	$551	$907

Payroll and related

Accrued payroll and related consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits.

Deferred revenue

Deferred revenue as of September 30, 2023, included prepayments from customers for services, including extended warranty, scheduled to be performed in the year ending September 30, 2024.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered during the year ending September 30, 2024.

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

Warranty reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2023	2022
Beginning balance	$159	$146
Warranty provision	40	86
Warranty settlements	(67)	(73)
Ending balance	$132	$159

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$736) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the consolidated balance sheet.

11. DEBT

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10,000 revolving line of credit. The maturity date of this revolving line of credit was March 31, 2023. The Company did not renew the revolving line of credit and there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs were recorded in prepaid expenses and other assets in the condensed consolidated balance sheet and were amortized on a straight-line basis over the term of the loan.

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

During the year ended September 30, 2023, the Company added an additional operating ROU asset of $79 and operating lease liabilities of $79 for office space. During the year ended September 30, 2022, the Company added an additional operating ROU asset of $466 and operating lease liabilities of $466 for office space and equipment. The tables below show the operating ROU assets and liabilities as of September 30, 2022, and the balances as of September 30, 2023, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2022	$4,541
Additional operating lease ROU assets	79
Less amortization of operating lease ROU assets	(772)
Effect of exchange rate on operating lease ROU assets	38
Operating lease ROU assets as of September 30, 2023	$3,886

Operating lease liabilities
Operating lease liabilities as of September 30, 2022	$6,137
Additional operating lease liabilities	79
Less lease principal payments on operating lease liabilities	(964)
Effect of exchange rate on operating lease liabilities	39
Operating lease liabilities as of September 30, 2023	5,291
Less non-current portion	(4,283)
Current portion as of September 30, 2023	$1,008

As of September 30, 2023, the Company’s operating leases have a weighted-average remaining lease term of 4.8 years and a weighted-average discount rate of 4.2%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2024	$1,205
2025	1,181
2026	1,195
2027	1,217
2028	1,047
Thereafter	-
Total undiscounted operating lease payments	5,845
Less imputed interest	(554)
Present value of operating lease liabilities	$5,291

For the years ended September 30, 2023 and 2022, total lease expense under operating leases was approximately $1,003 and $1,002, respectively. The Company recorded short-term lease expense of $19 for the year ended September 30, 2023. The Company did not have any short-term lease expense during the year ended September 30, 2022.

13. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2023	2022
Current tax provision
Federal	$-	$-
State	16	3
Foreign	11	70
Total current tax provision	27	73
Deferred provision
Federal	6,266	568
State	1,107	100
Total deferred provision	7,373	668
Provision for income taxes	$7,400	$741

A reconciliation of income taxes at the federal statutory rate of 21% to the effective tax rate was as follows:

	Years ended September 30,
	2023	2022
Income taxes computed at the federal statutory rate	$(2,309)	$(3,314)
Change in valuation allowance	10,376	1,065
Nondeductible compensation, interest expense and other	232	4,101
State income taxes, net of federal tax benefit	(605)	(859)
Change in R&D credit carryover	(433)	(186)
Stock options and other prior year true-ups	111	25
Foreign rate differential & foreign taxes	28	(1)
State business credit utilization	-	(90)
	$7,400	$741

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset as of September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$10,665	$10,054
Research and development credit	4,929	4,712
Share-based compensation	650	688
Patents	2,203	2,331
Accruals and other	2,071	2,245
Capitalized R&E expenses	1,916	-
Allowances	237	280
Gross deferred tax assets	22,671	20,310
Deferred tax liabilities
Equipment	(274)	(313)
Operating ROU assets	(907)	(1,066)
Acquired intangible assets	(1,736)	(2,180)
Gross deferred tax liabilities	(2,917)	(3,559)
Less valuation allowance	(19,754)	(9,378)
Net deferred tax assets and liabilities	$-	$7,373

As of September 30, 2023, the Company had net deferred tax assets and liabilities of approximately $0 due to the establishment of a full valuation allowance against its net deferred tax assets. The deferred tax assets are primarily comprised of federal and state NOL carryforwards and federal and state research and development (“R&D”) tax credit carryforwards offset by valuation allowance. As of September 30, 2023, the Company had federal NOL carryforwards of approximately $32,390, which expire from tax years September 30, 2024 through 2037, except for $1,526 which have an indefinite carryforward period. The Company also has an estimated $2,844 and $306 of federal and California R&D tax credits, respectively, as of September 30, 2023, where a portion of federal R&D tax credits will begin to expire in 2024. The California R&D tax credits do not expire.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. As of September 30, 2023, the Company does not believe that it is more likely than not that its deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheet.

As of September 30, 2023, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, the annual use of the Company’s net operating loss and R&D tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, any permanent limitations on the use of the Company’s net operating loss and research and development credit carryforwards will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The Company's U.S. federal tax returns since September 30, 2004 are subject to examination by the Internal Revenue Service due to the generation of U.S. federal NOL and credit carryforwards. The Company's U.S. state returns are generally subject to examination for four years after the filing date.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research & experimental ("R&E") costs under IRC Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E costs that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S. based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over 15 years; both using a mid-year convention. The Company has incorporated the impact of this new tax legislation into its 2022 consolidated financial statements and established a $1,916 deferred tax asset for the remaining amortizable tax basis in its 2022 R&E costs in the table of deferred taxes above. The impact on the Company’s consolidated financial statements was immaterial given the full valuation allowance against the Company’s U.S. net deferred tax assets.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. For the year ended September 30, 2023, the Company recorded $194 of bonus expense. For the year ended September 30, 2022, the Company recorded $1,733 of bonus expense.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the years ended September 30, 2023 and 2022, the Company made matching contributions of $398 and $324, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$736) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the consolidated balance sheet. The holdback liability was paid to the seller of the Amika Mobile assets on October 6, 2023.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to the seller of the Amika Mobile assets. During the year ended September 30, 2023, the Company issued 69,564 shares of common stock to the seller of the Amika Mobile assets. There were 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation as of September 30, 2023. These shares were issued on October 2, 2023.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2023 and 2022.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2023 and 2022.

15. SHARE-BASED COMPENSATION

Stock Option Plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016, and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of September 30, 2023, there were options and restricted stock units outstanding covering 3,284,119 shares of common stock under the 2015 Equity Plan, and 3,175,077 shares of common stock available for grant, for a total of 6,459,196 shares of common stock authorized and unissued under the plan.

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

There were 1,907,500 options granted during the year ended September 30, 2023, and 1,367,000 granted during the year ended September 30, 2022. Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted, that vest without a market condition, during the years ended September 30, 2023 and 2022, was calculated with the following weighted average assumptions (annualized percentages):

	Years ended
	September 30,
	2023	2022
Volatility	52.4%	50.8%
Risk-free interest rate	4.0%	2.6%
Dividend yield	0.0%	0.0%
Expected term in years	5.8	5.2

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not pay a dividend in fiscal 2023 or fiscal 2022.

For stock options that contain market-based vesting conditions, the fair value of these options was determined using a Monte Carlo valuation approach and calculated by an independent valuation specialist.

As of September 30, 2023, there was approximately $1,638 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 2.32 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-Based Stock Options

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. During the year ended September 30, 2022, the Company modified the performance criteria for these PVOs to exclude certain strategic growth initiatives that were not planned at the time of grant. The Company recorded $209 in stock-based compensation expense related to these options in the year ended September 30, 2022. The Company did not record compensation expense related to the 2023 performance-based stock options for the year ended September 30, 2023, as the criteria for vesting was not achieved.

On August 10, 2022, the Company granted PVOs to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. During the year ended September 30, 2023, these options were forfeited due to a voluntary termination of employment. The Company did not record compensation expense related to these options for the years ended September 30, 2023 and 2022, respectively.

On October 8, 2022, the Company awarded additional performance-based stock options to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company did not record compensation expense related to these options for the year ended September 30, 2023.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved in order for compensation expense to be recognized. The Company recorded $7 of compensation expense related to these options during the year ended September 30, 2023.

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

Compensation expense for RSUs was $986 for the year ended September 30, 2023. Compensation expense for RSUs was $1,410 for the year ended September 30, 2022. As of September 30, 2023, there was approximately $933 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Unit Summary Information

A summary of restricted stock units of the Company as of September 30, 2023, is presented below:

`	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2022	342,841	$4.11
Granted	295,600	$3.63
Released	(253,012)	$3.73
Forfeited/cancelled	(5,832)	$7.20
Outstanding September 30, 2023	379,597	$3.99

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of September 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2022	3,940,899	$3.31
Granted	1,907,500	$2.92
Forfeited/expired	(1,891,612)	$3.86
Exercised	(1,052,265)	$1.95
Outstanding September 30, 2023	2,904,522	$3.19
Exercisable September 30, 2023	842,667	$3.51

The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2023 was $35 and $35, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $2.01 per share, and the exercise price multiplied by the number of applicable options. The total value of stock options exercised during the year ended September 30, 2023, was $2,980 and proceeds from these exercises was $138. The total value of stock options exercised during the year ended September 30, 2022, was $491 and proceeds from these exercises was $282. The Company recognized $815 and $208 as a tax benefit in the income tax provision for the years ended September 30, 2023 and 2022, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2023:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.51	-	$2.68	217,517	3.22	$2.12	129,157	$1.74
$2.69	-	$2.69	1,100,000	6.02	$2.69	-	$-
$3.09	-	$3.39	759,138	5.56	$3.29	191,825	$3.39
$3.40	-	$8.03	828,227	4.48	$4.05	521,685	$4.00
			2,904,882	5.25	$3.19	842,667	$3.51

The Company recorded $656 and $817 of stock option compensation expense for employees, directors and consultants for the years ended September 30, 2023, and 2022, respectively.

The amounts of share-based compensation expense for restricted stock units and stock options are classified in the Consolidated Statements of Operations as follows:

	Years ended
	September 30,
	2023	2022
Cost of revenues	$111	$77
Selling, general and administrative	1,428	2,080
Research and development	103	70
	$1,642	$2,227

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

During the year ended September 30, 2023, the Company issued 84,765 shares of common stock and obtained gross proceeds of $138 in connection with the exercise of stock options. During the year ended September 30, 2023, 816,747 non-qualified stock options were exercised in net share settlement transactions. 579,300 shares were used as consideration for the exercise of these options and 74,606 shares were retained for taxes associated with these option exercises, resulting in 162,841 shares being issued. Also, during the year ended September 30, 2023, an employee used 109,488 shares of common stock as consideration for the exercise of 150,753 incentive stock options. All shares of common stock surrendered for options exercises have been retired. During the year ended September 30, 2022, the Company issued 145,235 shares of common stock and obtained gross proceeds of $282 in connection with the exercise of stock options. During the year ended September 30, 2023, the Company issued 253,012 shares of common stock upon full vesting of RSUs. During the year ended September 30, 2022, the Company issued 270,262 shares of common stock upon full vesting of RSUs.

In connection with the Amika Mobile asset purchase, the Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to the seller of the Amika Mobile assets. During the year ended September 30, 2023, the Company issued 69,564 shares of common stock to the seller of the Amika Mobile assets. There are 69,564 remaining shares of the Company’s common stock subject to issuance under this obligation as of September 30, 2023. These shares were issued on October 2. 2023.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2023 or 2022.

Share Buyback Program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5,000 of its outstanding common shares.

During the year ended September 30, 2022, 259,310 shares were repurchased for $998. There were no shares repurchased during the year ended September 30, 2023. As of September 30, 2023, all repurchased shares were retired.

17. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended
	September 30,
	2023	2022
Net loss	$(18,396)	$(16,212)

Basic and diluted loss per share	$(0.50)	$(0.44)

Weighted average shares outstanding - basic	36,939,335	36,495,012
Assumed exercise of dilutive options	-	-
Weighted average shares outstanding - diluted	36,939,335	36,495,012

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	2,904,522	3,940,899
RSU	385,429	343,175
Obligation to issue common stock	69,564	139,128
Total	3,359,515	4,423,202

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

The following table presents the Company’s segment disclosures:

	Years ended
	September 30,
	2023	2022
Revenue from external customers
Hardware	$42,864	$50,938
Software	3,799	3,097
	$46,663	$54,035

Intersegment revenues
Hardware		$-
Software	4,803	3,287
	$4,803	$3,287

Segment operating (loss) income
Hardware	$3,240	$9,260
Software	(14,226)	(24,791)
	$(10,986)	$(15,531)

Other expenses:
Depreciation and amortization expense
Hardware	$398	$380
Software	2,160	2,176
	$2,558	$2,556

Goodwill impairment
Hardware	$-	$-
Software	-	13,162
	$-	$13,162
Income tax expense (benefit)
Hardware	$7,425	$1,065
Software	(25)	(324)
	$7,400	$741

	Years ended
	September 30,
	2023	2022
Long-lived assets
Hardware	$1,427	$1,677
Software	8,551	10,585
	$9,978	$12,262

Total assets
Hardware	$28,878	$47,237
Software	21,027	24,617
	$49,905	$71,854

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2023, revenues from one customer accounted for 54% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2022, revenues from one customer accounted for 68% of total revenues with no other single customer accounting for more than 10% of total revenues. As of September 30, 2023, accounts receivable from three customers accounted for 22%, 10%, and 10% of total accounts receivable. As of September 30, 2022, accounts receivable from two customers accounted for 43% and 19% of total accounts receivable.

Revenue from customers in the United States was $36,286 for the year ended September 30, 2023. Revenue from customers in the United States was $45,703 for the year ended September 30, 2022. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2023	2022
Americas	$39,273	$47,129
Asia Pacific	4,117	3,394
Europe, Middle East and Africa	3,273	3,512
Total Revenues	$46,663	$54,035

The following table summarized long lived assets by geographic region.

	September 30,
	2023	2022
United States	$9,624	$11,800
Americas (excluding the United States)	7	16
Europe, Middle East and Africa	347	446
Total long lived assets	$9,978	$12,262

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

20. SUBSEQUENT EVENTS

On October 4, 2023, the Company completed the acquisition of all of the membership interests in Evertel Technologies, LLC., pursuant to a Membership Interest Purchase Agreement (“Purchase Agreement”) with Word Systems Operations, LLC (“Seller”) and Evertel Technologies, LLC (“Evertel”). Evertel offers a secure and compliant mission-critical collaboration platform for the public safety market that connects public safety personnel, information, and tools in one space. Pursuant to the terms of the Purchase Agreement, the Company issued to Seller 986,486 shares of the Company’s common stock and $807 in cash as partial payment of the purchase price. The remainder of the purchase price is subject to future performance criteria and customary adjustments such as working capital and an indemnification holdback as outlined in the Purchase Agreement. The Company is in the initial stages of determining the accounting treatment for the transaction, specifically related to the fair value of earnout provisions, acquired tangible and intangible assets, liabilities assumed and the related tax impact.

On October 4, 2023, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $2.00 per share of common stock. The Company received gross proceeds of approximately $11,500 from the offering, before underwriting discounts and commissions and offering expenses of $915. The Company intends to use the net proceeds from this offering for general corporate purposes, including funding organic growth, working capital, capital expenditures, and continued research and development with respect to products and technologies, as well as costs related to post-closing integration with the Company of the Evertel business and research and development activities related to the integrated business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENASYS INC.
December 7, 2023

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

Date: December 7, 2023	By	/s/ Richard S. Danforth
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2023	By	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 7, 2023	By	/s/ Scott L. Anchin
Scott L. Anchin Director

Date: December 7, 2023	By	/s/ Richard H. Osgood III
Richard H. Osgood III Director

Date: December 7, 2023	By	/s/ Susan Lee Schmeiser
Susan Lee Schmeiser Director

Date: December 7, 2023	By	/s/ Caltha Seymour
Caltha Seymour Director