Form 10-Q
period 2023-12-31
Genasys Inc.
filed 2024-02-14
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on February 9, 2024 was 44,027,121.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2023	September 30,
	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,780	$8,665
Short-term marketable securities	8,777	1,481
Restricted cash	-	758
Accounts receivable, net of allowance for credit losses of $65	4,435	5,952
Inventories, net	6,890	6,501
Prepaid expenses and other	2,100	1,851
Total current assets	26,982	25,208

Long-term restricted cash	346	96
Property and equipment, net	1,587	1,551
Goodwill	13,151	10,282
Intangible assets, net	10,366	8,427
Operating lease right of use assets	3,712	3,886
Other assets	494	455
Total assets	$56,638	$49,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,897	$2,785
Accrued liabilities	8,618	7,466
Operating lease liabilities, current portion	1,031	1,008
Total current liabilities	11,546	11,259

Other liabilities, noncurrent	509	551
Operating lease liabilities, noncurrent	4,030	4,283
Total liabilities	16,085	16,093

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,027,121 and
37,211,071 shares issued and outstanding, respectively	-	-
Additional paid-in capital	123,725	110,379
Accumulated deficit	(82,786)	(76,062)
Accumulated other comprehensive loss	(386)	(505)
Total stockholders' equity	40,553	33,812
Total liabilities and stockholders' equity	$56,638	$49,905

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended
	December 31,
	2023	2022
Revenues:
Product sales	$2,166	$9,118
Contract and other	2,195	1,369
Total revenues	4,361	10,487
Cost of revenues	2,882	5,655

Gross profit	1,479	4,832

Operating expenses
Selling, general and administrative	6,518	6,384
Research and development	2,191	1,935
Total operating expenses	8,709	8,319

Loss from operations	(7,230)	(3,487)

Other income (expense), net	77	(20)

Loss before income taxes	(7,153)	(3,507)
Income tax benefit	(429)	-
Net loss	$(6,724)	$(3,507)

Net loss per common share - basic and diluted	$(0.15)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	43,729,240	36,696,145

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended
	December 31,
	2023	2022
Net loss	$(6,724)	$(3,507)
Unrealized gain on marketable securities	10	21
Unrealized foreign currency gain	109	245
Comprehensive loss	$(6,605)	$(3,241)

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
`	December 31,
	2023	2022
Operating Activities:
Net loss	$(6,724)	$(3,507)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	729	643
Amortization of debt issuance costs	-	5
Warranty provision	(22)	24
Inventory obsolescence	39	46
Loss on disposition of fixed assets	2	-
Stock-based compensation	446	420
Partial release of valuation allowance	(517)	-
Amortization of operating lease right of use asset	192	199
Accretion of acquisition holdback liability	5	12
Accretion of acquisition contingent consideration	46	-

Changes in operating assets and liabilities:
Accounts receivable, net	1,666	3,482
Inventories, net	(429)	(2,041)
Prepaid expenses and other	(249)	624
Accounts payable	(902)	249
Accrued and other liabilities	(11)	(5,006)
Net cash used in operating activities	(5,729)	(4,850)

Investing Activities:
Purchases of marketable securities	(7,532)	(1,994)
Proceeds from maturities of marketable securities	247	1,609
Cash paid for acquisitions	(923)	-
Cash paid for asset purchase holdback liability	(764)	-
Capital expenditures	(142)	(98)
Net cash used in investing activities	(9,114)	(483)

Financing Activities:
Proceeds from exercise of stock options	-	32
Proceeds from offering of common stock, net of issuance costs	10,449	-
Net cash provided by financing activities	10,449	32
Effect of foreign exchange rate on cash	1	39
Net decrease in cash, cash equivalents, and restricted cash	(4,393)	(5,262)
Cash, cash equivalents and restricted cash, beginning of period	9,519	13,659
Cash, cash equivalents and restricted cash, end of period	$5,126	$8,397

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,780	$7,563
Restricted cash, current portion	-	738
Long-term restricted cash	346	96
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$5,126	$8,397

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$10	$21
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$-	$(416)
Obligation to issue common stock in connection with the Evertel acquisition	$(527)	$-
Shares issued in connection with the Evertel acquisition	$(1,924)	$-
Contingent consideration payable in connection with the Evertel acquisition	$(890)	$-
Holdback liability payable in connection with the Evertel acquisition	$(230)	$-

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

1. OPERATIONS

Genasys Inc. is a global provider of Protective Communications™ solutions including its Genasys Protect™ software platform and Genasys Long Range Acoustic Devices® (“LRAD®”). The Company's unified platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. The Company uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 7, 2023. The accompanying condensed consolidated balance sheet as of September 30, 2023, has been derived from the audited consolidated balance sheet as of September 30, 2023, contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of consolidation

The Company has nine wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”), Genasys Communications Canada ULC (“Genasys Canada”), Genasys Singapore PTE Ltd, Genasys Puerto Rico, LLC, Zonehaven LLC, Evertel Technologies LLC, and Genasys Inc. (branch) in the United Arab Emirates and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 2023, the amount of cash and cash equivalents was $4,780. As of September 30, 2023, the amount of cash and cash equivalents was $8,665.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of December 31, 2023, restricted cash was $346. As of September 30, 2023, restricted cash was $854.

Accounts receivable and allowance for credit losses

The Company adopted Accounting Standards Update (“ASU”) No. 2019-10, Financial Instruments – Credit Losses (“ASC 326”), as of October 1, 2023. This new standard adds to U.S. GAAP an impairment model, known as the current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timelier recognition of losses. Under the CECL model, entities estimate credit losses over the entire contractual term from the date of initial recognition of the financial instrument. The standard only impacts the Company’s trade receivables. There was no cumulative effect adjustment and the adoption of this standard did not have a material impact on the consolidated financial statements.

The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under ASC 326, based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions.

The Company’s allowance for credit losses was $65 as of December 31, 2023 and September 30, 2023.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Reclassifications

Where necessary, certain prior year’s information has been reclassified to conform to the current year presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (“ASC 326”), Derivatives and Hedging (“ASC 815”) and Leases (“ASC 842”), which extended the effective date of ASC 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard was effective for the Company beginning October 1, 2023. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for additional information.

Accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for the Company’s annual periods beginning October 1, 2024, and interim periods beginning October 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on disclosures within the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for the Company’s fiscal years beginning October 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on the consolidated financial statements.

4. BUSINESS COMBINATIONS

On October 4, 2023, the Company completed the acquisition of all of the membership interests in Evertel Technologies, LLC. (“Evertel”), pursuant to a Membership Interest Purchase Agreement (“Purchase Agreement”) with Word Systems Operations, LLC (“Seller”) and Evertel Technologies, LLC.

Evertel offers a secure and compliant mission-critical collaboration platform for the public safety market that connects public safety personnel, information, and tools in one space.

The Evertel acquisition was accounted for as a business combination using the acquisition method pursuant to ASC Topic 805. As the acquirer for accounting purposes, the Company has estimated the purchase consideration, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase consideration over the fair value of net assets acquired recognized as goodwill. The estimated fair value of assets purchased, and liabilities assumed, in certain cases may be subject to revision based on the final determination of fair value.

The consideration consisted of the following:

Cash paid	$923
Common stock issued	1,924
Contingent consideration	890
Acquisition holdback liability	230
Common stock to be issued	527
$4,494

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 986,486 shares of the Company’s common stock to the former owners of Evertel. The fair value of the Company’s stock on the closing date was $1.95, resulting in the addition of $1,924 to additional-paid-in-capital. The contingent consideration liability is a current liability and recorded in the current portion of accrued liabilities as of December 31, 2023. Under the terms of the Purchase Agreement, the Company also recorded a holdback liability and an obligation to issue common stock as security for potential indemnification claims against the seller. The holdback liability and the common stock will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims.

The Company incurred $39 in expenses related to this transaction. The expenses were incurred in the fourth quarter of fiscal year 2023 and recorded the expense in selling, general and administrative expenses in the consolidated statement of operations.

The preliminary allocation of the purchase price as of the acquisition date is as follows:

Assets acquired
Accounts receivable	$142
Prepaid expenses	27
Intangible assets	2,550
Goodwill	2,772
Total Assets	$5,491

Liabilities assumed
Accrued commissions	$10
Deferred revenue	470
Deferred tax liability	517
Total liabilities	997

Net assets acquired	$4,494

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Est.Useful Life (in years)
Developed technology	$2,290	7
Customer relationships	260	5
	$2,550

Identifiable intangible assets consist of certain technology and customer relationships purchased from Evertel. Identifiable intangible assets are amortized over their estimated useful lives based upon several assumptions, including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 6.8 years. These intangible assets are classified as Level 3 in the ASC Topic 820 three-tier fair value hierarchy.

The goodwill for Evertel is attributable to combining the Company’s existing emergency communications solutions with the software and software development capabilities of Evertel to enhance product offerings. Goodwill is also attributable to the skill level of the acquired workforce. The Company will continue to analyze the transaction and refine its calculations, as appropriate during the measurement period, which could affect the value of goodwill. Goodwill from the Evertel acquisition will not be deductible for tax purposes.

The Company has included the operating results of Evertel in continuing operations in its unaudited condensed consolidated financial statements since the aquisition date. $209 in net revenues and $195 in net loss of Evertel were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2023.

5.	REVENUE RECOGNITON

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of December 31, 2023 and September 30, 2023, including the change between the periods. There were no contract assets as of December 31, 2023 and September 30, 2023. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2023	$766	$3,254	$4,020
New performance obligations	819	1,583	2,402
Recognition of revenue as a result of satisfying performance obligations	(363)	(1,342)	(1,705)
Effect of exchange rate on deferred revenue	-	5	5
Balance as of December 31, 2023	$1,222	$3,500	$4,722
Less: non-current portion	-	(509)	(509)
Current portion as of December 31, 2023	$1,222	$2,991	$4,213

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,722. The Company expects to recognize revenue on approximately $4,213 or 89% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

Practical expedients

In cases where the Company is responsible for shipping after the customer has obtained control of the goods, the Company has elected to treat these activities as fulfillment activities rather than as a separate performance obligation. Additionally, the Company has elected to capitalize the cost to obtain a contract only if the period of amortization is longer than one year. The Company only gives consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year. The Company also utilizes the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value the Company is providing to the customer.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of December 31, 2023 or September 30, 2023. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended December 31, 2023 and September 30, 2023.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2023 and September 30, 2023. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	December 31, 2023
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,060	$-	$-	$1,060	$1,060	$-	$-

Level 2:
Certificates of deposit	302	-	-	302	-	302	-
U.S. government agency bonds	1,161	-	-	1,161	-	1,161	-
Municipal securities	3,707	4	(3)	3,708	-	3,708	-
Corporate bonds	3,607	1	(2)	3,606	-	3,606	-
Subtotal	8,777	5	(5)	8,777	-	8,777	-

Total	$9,837	$5	$(5)	$9,837	$1,060	$8,777	$-

	September 30, 2023
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$2,307	$-	$-	$2,307	$2,307	$-	$-

Level 2:
Certificates of deposit	301	-	-	301	-	301	-
Municipal securities	926	-	(7)	919	-	919	-
Corporate bonds	264	-	(3)	261	-	261	-
Subtotal	1,491	-	(10)	1,481	-	1,481	-

Total	$3,798	$-	$(10)	$3,788	$2,307	$1,481	$-

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on available-for-sale debt securities was $5 as of December 31, 2023, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023
	In loss position < 12 months		In loss position > 12 months		Total in loss position

	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$-	$-	$-	$-	$-	$-
U.S. government agency bonds	-	-	-	-	-	-
Municipal securities	628	(1)	132	(2)	760	(3)
Corporate bonds	2,882	(2)	-	-	2,882	(2)
	$3,510	$(3)	$132	$(2)	$3,642	$(5)

	As of September 30, 2023
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$-	$-	$-	$-	$-	$-
U.S. government agency bonds	-	-	-	-	-	-
Municipal securities	684	(2)	235	(5)	919	(7)
Corporate bonds	-	-	261	(3)	261	(3)
	$684	$(2)	$496	$(8)	$1,180	$(10)

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

The following table presents nonfinancial assets that were subject to fair value measurement during the three months December 31, 2023. There were no business combinations or indicators of impairment during the twelve months ended September 30, 2023.

		Fair Value Measurements at December 31, 2023
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain/(Loss)
Intangible assets from Evertel acquisition	$2,550	$-	$-	$2,550	$-
Goodwill from Evertel acquisition	$2,772	$-	$-	$2,772	$-

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Contingent consideration liability: In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria, A payment of up to $1,050 is payable based on future performance. The contingent consideration liability was recorded at the fair value of $890 as of the acquisition date. The Company engaged independent valuation experts to assist in determining the fair value of the contingent consideration. During each reporting period, the Company will adjust the contingent consideration liability as performance criteria are achieved. The change in fair value is recorded in the accompanying consolidated statement of operations. The changes in the carrying amount of the contingent consideration liability were as follows:

Value at acquisition date	$890
Remeasurement estimate	46
Balance as of December 31, 2023	$936

Acquisition holdback liability: In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential future misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance at acquisition date	$230
Accretion	5
Balance as of December 31, 2023	$235

7. INVENTORIES, NET

Inventories, net consisted of the following:

	December 31,	September 30,
	2023	2023
Raw materials	$4,268	$5,086
Finished goods	1,865	1,029
Work in process	1,625	1,218
Inventories, gross	7,758	7,333
Reserve for obsolescence	(868)	(832)
Inventories, net	$6,890	$6,501

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	September 30,
	2023	2023
Office furniture and equipment	$1,526	$1,582
Machinery and equipment	1,480	1,441
Leasehold improvements	2,313	2,302
Construction in progress	53	-
Property and equipment, gross	5,372	5,325
Accumulated depreciation	(3,785)	(3,774)
Property and equipment, net	$1,587	$1,551

Depreciation and amortization expense for property and equipment was $110 and $111 for the three months ended December 31, 2023 and 2022, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of December 31, 2023 and September 30, 2023, goodwill was $13,151 and $10,282 respectively. During the three months ended December 31, 2023, $2,772 was added to goodwill as a result of the Evertel acquisition. There were no additions or impairments to goodwill during the twelve months ended September 30, 2023.

The changes in the carrying amount of goodwill by segment for the three months ended December 31, 2023, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$-	$10,282	$10,282
Acquisitions	-	2,772	2,772
Currency translation	-	97	97
Balance as of December 31, 2023	$-	$13,151	$13,151

The changes in the carrying amount of intangible assets by segment for the three months ended December 31, 2023, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$17	$8,410	$8,427
Acquisitions	-	2,550	2,550
Amortization	(1)	(618)	(619)
Currency translation	-	8	8
Balance as of December 31, 2023	$16	$10,350	$10,366

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $105.

The Company’s consolidated intangible assets consisted of the following:

	December 31,	September 30,
	2023	2023
Technology	$14,246	$11,930
Customer relationships	2,075	1,790
Trade name portfolio	614	605
Non-compete agreements	232	223
Patents	72	72
	17,239	14,620
Accumulated amortization	(6,873)	(6,193)
	$10,366	$8,427

As of December 31, 2023, future amortization expense is as follows:

Fiscal year ending September 30,
2024 (remaining nine months)	1,861
2025	2,358
2026	2,222
2027	2,048
2028	1,220
Thereafter	657
Total estimated amortization expense	$10,366

Amortization expense was $619 and $532 for the three months ended December 31, 2023 and 2022, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

10. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2023	2023
Deposits for inventory	$48	$301
Prepaid insurance	261	264
Dues and subscriptions	363	261
Prepaid professional services	438	136
Prepaid commissions	441	417
Trade shows and travel	93	150
Canadian goods and services and harmonized sales tax receivable	114	123
Other	342	199
	$2,100	$1,851

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

Prepaid professional services

Prepaid professional services consist of payments made in advance for services such as accounting, consulting and legal services.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2023	2023
Payroll and related	$2,104	$2,237
Deferred revenue	2,991	2,703
Customer deposits	1,222	766
Accrued contract costs	897	825
Warranty reserve	110	132
Asset purchase holdback liability	-	736
Acquisition holdback liability	235	-
Acquisition contingent consideration liability	936	-
Other	123	67
Total	$8,618	$7,466

Other liabilities-noncurrent consisted of the following:

	December 31,	September 30,
	2023	2023
Deferred revenue	$509	$551

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of December 31, 2023, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending December 31, 2024.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending December 31, 2024.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	December 31,	September 30,
	2023	2023
Beginning balance	$132	$159
Warranty provision	(22)	40
Warranty settlements	-	(67)
Ending balance	$110	$132

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. The holdback liability was paid to the seller of the Amika Mobile assets on October 6, 2023. The liability was recorded at fair value as of September 30, 2023.

Acquisition holdback liability

In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value which was the fair value at the acquisition date. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fait value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations.

Contingent consideration liability

In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria, The contingent consideration liability was recorded at the fair value at the acquisition date. The liability has and will be adjusted at each reporting period as progress towards the contingent consideration criteria is achieved.

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2023, and the balances as of December 31, 2023, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2023	$3,886
Additional operating lease ROU assets	-
Less amortization of operating lease ROU assets	(192)
Effect of exchange rate on operating lease ROU assets	18
Operating lease ROU assets as of December 31, 2023	$3,712

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Operating lease liabilities
Operating lease liabilities as of September 30, 2022	$5,291
Additional operating lease liabilities	-
Less lease principal payments on operating lease liabilities	(248)
Effect of exchange rate on operating lease liabilities	18
Operating lease liabilities as of December 31, 2023	5,061
Less non-current portion	(4,030)
Current portion as of December 31, 2023	$1,031

As of December 31, 2023, the Company’s operating leases have a weighted-average remaining lease term of 4.5 years and a weighted-average discount rate of 4.15%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2024 (remaining nine months)	$909
2025	1,186
2026	1,200
2027	1,221
2028	1,047
Thereafter	-
Total undiscounted operating lease payments	5,563
Less imputed interest	(502)
Present value of operating lease liabilities	$5,061

For the three months ended December 31, 2023 and 2022, total lease expense under operating leases was approximately $245 and $264, respectively. The Company recorded $5 in short-term lease expense during the three months ended December 31, 2023 and did not have any short-term lease expense during the three months ended December 31, 2022.

13. INCOME TAXES

The Company’s effective tax rate for the three months ended December 31, 2023 and 2022 was negative 6.0% and 0%, respectively.

The income tax benefit of $429 for the three months ended December 31, 2023 is primarily attributable to the partial release of $517 of U.S. valuation allowance in conjunction with the acquisition of Evertel as the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed, refer to Note 4, Business Combinations, for additional information. For the three months ended December 31, 2022, the Company did not record an income tax benefit for the current period tax loss as the benefits were not expected to be realized during the current or future periods.

The Company continues to maintain a full valuation allowance against its U.S. and foreign deferred tax assets.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the three months ended December 31, 2023, the recorded $40 in bonus expense. In the three months ended December 31, 2022, the Company recorded $548 of bonus expense.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. The holdback liability was paid to the seller of the Amika Mobile assets on October 6, 2023. The liability was recorded at fair value as of September 30, 2023.

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

Evertel Acquisition

In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria, A payment of up to $1,050 is payable based on future performance. The contingent consideration liability was recorded at the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the fair value of this contingent consideration. During each reporting period through March 31, 2023, the Company will adjust the contingent consideration liability as performance criteria are achieved. The fair value was $926, as of December 31, 2023.

Also, in connection with the Evertel acquisition, the Company recorded a holdback liability related to potential misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value which was the fair value at the acquisition date. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fait value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The fair value was $235, as of December 31, 2023.

The Company also agreed to issue 270,270 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital.

15. SHARE-BASED COMPENSATION

Stock option plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of December 31, 2023, there were options and restricted stock units outstanding covering 4,146,369 shares of common stock under the 2015 Equity Plan, respectively, and 2,302,827 shares of common stock available for grant, for a total of 6,449,196 shares of common stock authorized and unissued under the equity plans.

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

There were 887,250 stock options granted during the three months ended December 31, 2023. There were 1,204,000 stock options granted during the three months ended December 31, 2022. The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2023 and 2022, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Three months ended
	December 31,
	2023	2022
Volatility	57.8%	52.1%
Risk-free interest rate	4.3%	4.1%
Dividend yield	0.0%	0.0%
Expected term in years	4.2	6.1

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend in fiscal 2024 and did not pay a dividend in fiscal 2023.

As of December 31, 2023, there was approximately $2,154 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.4 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-based stock options

On August 10, 2022, the Company granted PVOs to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. During the year ended September 30, 2023, these options were forfeited due to a voluntary termination of employment. The Company did not record compensation expense related to these options.

On October 8, 2022, the Company awarded performance-based stock options to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company has not record compensation expense related to these options.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved in order for compensation expense to be recognized. The Company recorded $62 of compensation expense related to these options during the three months ended December 31, 2023.

The Company did not grant any PVO’s during the three months ended December 31, 2023.

Restricted stock units

During fiscal 2021, 145,950 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $989, which have and will be expensed on a straight-line basis over the three-year life of the grants.

On November 1, 2021, 10,000 RSUs were granted to a non-employee advisor that vested on the first anniversary of the grant date. These were issued at a market value of $51, which were expensed on a straight-line basis though the November 1, 2022 vest date. On November 1, 2022, 10,000 RSUs were granted to a non-employee advisor that vested on the first anniversary of the grant date. These were issued at a market value of $29, which were expensed on a straight-line basis though the November 1, 2023 vest date. On November 1, 2023, 10,000 RSUs were granted to a non-employee advisor that will vest on the first anniversary of the grant date. These were issued at a market value of $17, which have and will be expensed on a straight-line basis though the November 1, 2024, vest date.

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

Compensation expense for RSUs was $228 and $198 for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was approximately $666 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.1 years.

A summary of the Company’s RSUs as of December 31, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2023	379,597	$3.94
Granted	10,000	$1.73
Released	(10,000)	$2.87
Forfeited/cancelled	-	$-
Outstanding December 31, 2023	379,597	$3.91

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of December 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2023	2,904,522	$3.19
Granted	887,250	$1.70
Forfeited/expired	(25,000)	$1.70
Exercised	-	$-
Outstanding December 31, 2023	3,766,772	$2.85
Exerciseable December 31, 2023	992,981	$3.48

Options outstanding are exercisable at prices ranging from $1.51 to $8.03 per share and expire over the period from 2024 to 2030 with an average life of 5.5 years. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 was $322 and $29, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.03 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2023 was $0 and proceeds from these exercises was $0. The total intrinsic value of stock options exercised during the three months ended December 31, 2022 was $23 and proceeds from these exercises was $32.

The following table summarized information about stock options outstanding as of December 31, 2023:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.51	-	$1.76	991,407	6.29	$1.71	104,157	$1.75
$2.64	-	$2.68	88,000	6.60	$2.67	-	$-
$2.69	-	$2.69	1,100,000	5.77	$2.69	125,000	$2.69
$3.09	-	$8.03	1,587,365	4.75	$3.69	763,824	$3.84
			3,766,772	5.49	$2.85	992,981	$3.48

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company recorded $218 and $222 of stock option compensation expense for employees, directors and consultants for the three months ended December 31, 2023, and 2022, respectively.

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended
	December 31,
	2023	2022
Cost of revenues	$39	$28
Selling, general and administrative	380	373
Research and development	27	19
	$446	$420

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2023 and the three months ended December 31, 2022 (amounts in thousands, except par value and share amounts):

	Common Stock		Additional		Accumulated Other	Total
		Par Value	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812
Share-based compensation expense	-	-	446	-	-	446
Issuance of common stock upon offering, net of issuance costs	5,750,000	57	10,449	-	-	10,449
Issuance of common stock upon vesting of restricted stock units	10,000	-	-	-	-	-
Issuance of common stock in business combination	986,486	10	1,924	-	-	1,924
Obligation to issue common stock	-	-	527	-	-	527
Release of obligation to issue common stock	69,564	1	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	119	119
Net loss	-	-	-	(6,724)	-	(6,724)
Balance as of December 31, 2023	44,027,121	$440	$123,725	$(82,786)	$(386)	$40,553

					Accumulated
	Common Stock		Additional		Other	Total
		Par Value	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of September 30, 2022	36,611,240	366	108,551	(57,366)	(792)	50,393
Share-based compensation expense	-	-	420	-	-	420
Issuance of common stock upon exercise of stock options, net	20,000	-	32	-	-	32
Issuance of common stock upon vesting of restricted stock units	12,667	-	-	-	-	-
Release of obligation to issue common stock	69,564	1	-	-		-
Accumulated other comprehensive loss	-	-	-	-	266	266
Net loss	-	-	-	(3,507)		(3,507)
Balance as of December 31, 2022	36,713,471	367	109,003	(60,873)	(526)	47,604

Common stock activity

During the three months ended December 31, 2023, there were no exercises of stock options and the Company issued 10,000 shares of common stock in connection with the vesting of RSUs. During the three months ended December 31, 2022, the Company issued 20,000 shares of common stock and received gross proceeds of $32 in connection with the exercise of stock options and the Company issued 12,667 shares of common stock in connection with the vesting of RSUs.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

On October 4, 2023, the Company completed an underwritten offering of 5,750,000 shares of its common stock at a public offering price of $2.00 per share of common stock. The Company received gross proceeds of approximately $11,500 from the offering, before underwriting discounts and commissions and offering expenses of $1,051. The Company intends to use the net proceeds from this offering for general corporate purposes, including funding organic growth, working capital, capital expenditures, and continued research and development with respect to products and technologies, as well as costs related to post-closing integration with the Evertel business and research and development activities related to the integrated business.

In connection with the Evertel acquisition, the Company issued 986,486 shares of common stock to the former owners of Evertel. The fair value of the Company’s stock on the closing date was $1.95 which resulted in the addition of $1,924 to additional-paid-in-capital.

Also, in connection with the Evertel acquisition, the Company agreed to issue 270,270 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company was obligated to issue was 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. The Company issued 69,564 shares to the former owners of the Amika Mobile assets during each the years ended September 30, 2023 and 2022. During the three months ended December 31, 2023, the Company issued the final 69,564 shares to the former owners of the Amika Mobile assets.

Share buyback program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5,000 of its outstanding common shares.

There were no shares repurchased during the three months ended December 31, 2023 and 2022. All repurchased shares have been retired.

Dividends

There were no dividends declared in the three months ended December 31, 2023 and 2022.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	December 31,
	2023	2022
Net loss	$(6,724)	$(3,507)

Basic and diluted loss per share	$(0.15)	$(0.10)

Weighted average shares outstanding - basic	43,729,240	36,696,145
Assumed exercise of dilutive options	-	-
Weighted average shares outstanding - diluted	43,729,240	36,696,145

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,766,772	4,814,537
RSU	379,597	340,174
Obligation to issue common stock	-	69,564
Total	4,146,369	5,224,275

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended
	December 31,
	2023	2022
Revenue from external customers
Hardware	$2,946	$9,584
Software	1,415	903
	$4,361	$10,487

Intersegment revenues
Hardware	$-	$-
Software	1,488	1,222
	$1,488	$1,222

Segment operating loss
Hardware	$(3,115)	$(28)
Software	(4,115)	(3,459)
	$(7,230)	$(3,487)

Other expenses:
Depreciation and amortization expense
Hardware	$96	$99
Software	633	544
	$729	$643

Income tax benefit
Hardware	$-	$-
Software	(429)	-
	$(429)	$-

	December 31,	September 30,
	2023	2023
Long-lived assets
Hardware	$1,467	$1,427
Software	10,486	8,551
	$11,953	$9,978

Total assets
Hardware	$31,341	$28,878
Software	25,297	21,027
	$56,638	$49,905

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended December 31, 2023, revenues from two customers accounted for 14% and 13% of total revenues with no other single customer accounting for more than 10% of revenues. As of December 31, 2023, accounts receivable from three customers accounted for 35%, 11% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $3,624 and $8,938 for the three months ended December 31, 2023 and 2022, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region.

	Three months ended December 31,
	2023	2022
Americas	$3,667	$9,163
Asia Pacific	319	759
Europe, Middle East and Africa	375	565
Total Revenues	$4,361	$10,487

The following table summarizes long-lived assets by geographic region.

	December 31,	September 30,
	2023	2023
United States	$11,637	$9,624
Americas (excluding the United States)	6	7
Europe, Middle East and Africa	310	347
Total long lived assets	$11,953	$9,978

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2023.

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

Overview

We are a global provider of Protective Communications solutions, including our Genasys Protect software platform and Genasys Long Range Acoustic Devices.  Our unified software platform receives information from a wide variety of sensors and IoT inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

Genasys’ LRAD systems broadcast audible directed voice messages with exceptional clarity from close range out to 5,500 meters. We have a history of successfully delivering innovative systems and solutions in mission critical situations, pioneering the acoustic hailing device (“AHD”) market with the introduction of our first LRAD AHD in 2002 and creating the first multidirectional voice-based public safety mass notification systems in 2012. Building on our proven, best in class solutions and systems, we recently launched the first and only unified, end-to-end Protective Communications platform – Genasys Protect.

The platform includes:

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

3.

Predictive Simulation: Genasys Protect is designed to enable customers to test response plans preemptively with advanced simulation of evacuation-level events, including fires and floods, and their impact on infrastructure, including traffic patterns and perimeter establishment.

4.

Unified Viewpoint: One common safety operating picture provides real-time visibility into our customers’ people, assets, and environment by combining first-party data from asset / people-management platforms and IoT sensors with vetted third-party data sources, including the Federal Emergency Management Agency (“FEMA”), National Oceanic and Atmospheric Administration, Department of Homeland Security, and more.

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

Genasys Protect ALERT

ALERT is an interactive, cloud-based SaaS solution that enables SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications with the public can be enhanced via Genasys Protect ACOUSTICS, while ALERT communications among first responders and emergency personnel can be augmented and accelerated with Genasys Protect CONNECT (formerly Evertel). ALERT customers can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using emails, voice calls, text messages, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning Systems (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

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

Hardware

Genasys Protect ACOUSTICS

ACOUSTICS unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the mass notification industry's highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options including solar power, battery backup, and satellite connectivity that enable the systems to continue operating when power and telecommunications infrastructure goes down.

ACOUSTICS gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. Emergency alerts and information can be sent via individual, grouped, or networked ACOUSTICS installations, text messages, emails, IPAWS, desktop alerts, TV, voice calls, and social media. Genasys Protect’s layered redundancy helps to ensure the maximum number of people receive Protective Communications and critical notifications.

Genasys LRAD

LRAD is the world’s leading AHD, with the ability to project audible alert tones and voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed in numerous defense, law enforcement, public safety, maritime, oil & gas and critical infrastructure security installations and applications where clear and intelligible voice communications are essential.

Several LRAD models are available in varying audio outputs, communication coverage areas, sizes, and functionalities. Several options and accessories (cameras, searchlights, mounts, and more) are also available to enhance LRAD capabilities.

All LRAD systems are defined by unparalleled audio output and clarity. LRADs use Genasys' proprietary XL driver technology, which generates higher audio output in smaller, lighter form factors. The technology also helps ensure voice messages and alert tones cut through background noise and are clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the global AHD industry.

Recent Developments

Business developments since September 30, 2023:

•	Awarded critical infrastructure project to engineer, procure and build a Genasys Protect early warning system for 37 dams in Puerto Rico. The project is backed by $194.3 million in FEMA funding.

•	Expanded Genasys Protect EVAC coverage to include all of Los Angeles County, CA under a five year contract

•	Completed acquisition of Evertel Technologies, subsequently rebranded as Genasys Protect CONNECT

•	Selected by the State of Utah's Department of Corrections to provide secure communications

•	Closed $10.4 million offering of common stock

•	Received $1.0 million contract from the U.S. Army for Common Remotely Operated Weapon Stations (“CROWS”) LRAD integration prototypes

•	Awarded $2.0 million contract under a multi-phase program to deploy LRADs on naval ships and shore installations of a Middle Eastern country

•	Announced new critical infrastructure protection orders from three companies in the U.S. Energy sector

•	Partnered with Ladris Technologies, Inc., an artificial intelligence provider, to deliver comprehensive disaster evacuation modeling solutions across North America and Europe

Revenues for the Company’s first quarter of fiscal 2024, were $4,361, a decrease from $10,487 in the first quarter of fiscal 2023. Software revenue of $1,415 increased $512, offset by a decrease of $6,638 in hardware revenue ($2,946). First quarter hardware revenue in the prior year included $5,400 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A similar sized new program is pending as part of the Department of Defense fiscal year 2024 authorization. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenue. Gross profit decreased compared to the same quarter in the prior year as a result of lower hardware revenue and reduced overhead absorption, partially offset by higher margin software revenue in this year’s quarter. Operating expenses in the quarter ended December 31, 2023, increased 5% to $8,709, compared with $8,319 in the same period in the prior year. We reported a net loss of $6,724 for the first quarter of fiscal 2024, or $(0.15) per share, compared with a net loss of $3,507, or $(0.10) per share, for the same quarter in the prior year.

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

The proliferation of natural and man-made disasters, crisis situations, and civil unrest require technologically advanced, multichannel solutions to deliver clear and timely protective communications to help keep people safe during critical events. Businesses are also incorporating protective communication and emergency management systems that locate and help safeguard employees and infrastructure when crises occur.

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

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through December 31, 2023, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2023. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

The following critical accounting policy was not included in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2023.

Business Combinations

We apply the provisions of ASC Topic 805, Business Combinations, in accounting for our acquisitions. The acquired assets and assumed liabilities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the date of acquisition, as well as any contingent consideration, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon conclusion of the measurement period, or the final determination of values for assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in our consolidated statements of operations.

Accounting for business combinations requires significant judgment, estimates and assumptions at the acquisition date. In developing estimates of fair values at the acquisition date, we utilize a variety of factors including market data, independent experts, historical and future expected cash flows, growth rates and discount rates. The subjective nature of our assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity.

Comparison of Results of Operations for the Three Months Ended December 31, 2023 and 2022 (in thousands)

	Three Months Ended
	December 31, 2023		December 31, 2022
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$2,166	49.7%	$9,118	86.9%	$(6,952)	(76.2%)
Contract and other	2,195	50.3%	1,369	13.1%	826	60.3%
Total revenues	4,361	100.0%	10,487	100.0%	(6,126)	(58.4%)

Cost of revenues	2,882	66.1%	5,655	53.9%	2,773	49.0%
Gross Profit	1,479	33.9%	4,832	46.1%	(3,353)	(69.4%)

Operating expenses
Selling, general and administrative	6,518	149.5%	6,384	60.9%	(134)	(2.1%)
Research and development	2,191	50.2%	1,935	18.5%	(256)	(13.2%)
Total operating expenses	8,709	199.7%	8,319	79.3%	(390)	(4.7%)

Loss from operations	(7,230)	(165.8%)	(3,487)	(33.3%)	(3,743)	107.3%

Other income (expense), net	77	1.8%	(20)	(0.2%)	97	(485.0%)

Loss before income taxes	(7,153)	(164.0%)	(3,507)	(33.4%)	(3,646)	104.0%
Income tax benefit	(429)	(9.8%)	-	0.0%	429	100.0%
Net loss	$(6,724)	(154.2%)	$(3,507)	(33.4%)	$(3,217)	91.7%

Net revenue
Hardware	$2,946	67.6%	$9,584	91.4%	(6,638)	(69.3%)
Software	1,415	32.4%	903	8.6%	512	56.7%
Total net revenue	$4,361	100.0%	$10,487	100.0%	$(6,126)	(58.4%)

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $6,126, or 58%, compared with the first fiscal quarter in the prior year. Hardware revenue decreased $6,638, partially offset by software revenue ($1,415) which increased $512, compared with the prior year quarter.  The lower hardware revenue in the first quarter of fiscal 2024 was largely due to the lower backlog at the start of the fiscal year compared with the prior year amount.  First quarter hardware revenue in the prior year included $5,400 from a U.S. Army program of record.  Deliveries against this program of record were completed in the fourth quarter of fiscal 2023.  A similar sized new program is pending as part of the Department of Defense fiscal year 2024 authorization.  The higher software revenue was primarily due to a 85% increase in recurring revenue partially offset by lower professional services performed in the current quarter.  The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of December 31, 2023, we had aggregate deferred revenue of $4,722 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit decreased $3,353, or 69%, compared with the same quarter in the prior year. The decrease was due to lower hardware revenue. The decrease in gross profit was due to lower hardware revenue and related reduced overhead absorption, partially offset by higher margin software in the current year’s first quarter. Gross profit as a percentage of sales was lower compared with the prior year period primarily due to reduced overhead absorption as a result of lower hardware revenue in the first quarter of fiscal 2024.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $134, or 2%, over the prior year quarter. The increase was largely due to $231 of higher compensation expenses from additional sales and related personnel and an additional $95 of amortization expense from the Evertel acquisition, offset by a $194 decrease in total professional services and travel related expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2023 and 2022 of $380 and $373, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $256, or 13%, in the fiscal first quarter due to an increase in engineers over the prior year period, including the addition of Evertel software development activities.

Included in research and development expenses for the three months ended December 31, 2023 and 2022, were $27 and $19, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of using outside consulting, design, and development firms. We seek to continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations, and enhancements. Based on current plans, we may expend additional resources on research and development in the current fiscal year compared to the prior fiscal year.

Net Loss

Net loss in the first quarter of fiscal year 2024 was $6,724, compared with a net loss of $3,507 in the first quarter of fiscal year 2023. The increase in net loss was primarily due to the lower revenue in the fiscal first quarter. The income tax benefit in the current year period is primarily due to acquisition related accounting leading to the release of a portion of the non-cash valuation allowance against deferred taxes.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three months ended
	December 31,
	2023	2022
Net loss	$(6,724)	$(3,507)
Other (income) loss, net	(77)	20
Income tax benefit	(429)	-
Depreciation and amortization	729	643
Stock-based compensation	446	420
Adjusted EBITDA	$(6,055)	$(2,424)

Segment Results

Segment results include net sales and operating income by segment. Corporate expense including various administrative expenses and costs of a publicly traded company are included in the Hardware segment as per historical financial reporting.

	Software				Hardware
	Three months ended				Three months ended
	December 31,		Fav (Unfav)		December 31,		Fav (Unfav)
	2023	2022	$	%	2023	2022	$	%
Revenue	$1,415	$903	$512	56.7%	$2,946	$9,584	$(6,638)	(69.3%)
Operating loss	(4,115)	(3,459)	(656)	19.0%	(3,115)	(28)	(3,087)	11025.0%

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	633	544	89	16.4%	96	99	(3)	(3.0%)
Stock-based compensation	99	100	(1)	(1.0%)	347	320	27	8.4%
Adjusted EBITDA	$(3,383)	$(2,815)	$(568)	20.2%	$(2,672)	$391	$(3,063)	(783.4%)

Software Segment

Software segment revenue increased 57% over the prior fiscal year. This primarily reflects a 85% increase in recurring revenue compared to the prior fiscal year.

Operating loss increased $656 in the fiscal first quarter of the current year due to increases in payroll and benefits costs from increased hiring to support software development and sales, increased sales and marketing and related expenses, higher professional services expenses and higher commission expense resulting from the increased revenues.

Hardware Segment

Hardware segment revenue decreased $6,638, or 69%, over the prior year. The decrease was largely due to the lower backlog at the start of this fiscal year compared to the prior year amount. First quarter hardware revenue in the prior year included $5,400 from a U.S. Army program of record.  Deliveries against this program of record were completed in the fourth quarter of fiscal 2023.  A similar sized new program is pending as part of the Department of Defense fiscal year 2024 authorization.

Operating income decreased $3,087 in the current fiscal year period due to the lower revenue and resultant gross profit.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2023 were $4,780, compared with $8,665 as of September 30, 2023. We had short-term marketable securities of $8,777 as of December 31, 2023, compared with $1,481 as of September 30, 2023. In addition to cash and cash equivalents, short term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

Principal factors that could affect the availability of our internally generated funds include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce and manage current inventory levels; and

•	product acceptance in new markets;

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three months ended
	December 31, 2023	December 31, 2022
Cash provided by (used in):
Operating activities	$(5,729)	$(4,850)
Investing activities	(9,114)	(483)
Financing activities	10,449	32

Operating Activities

Net loss of $6,724 for the three months ended December 31, 2023 was decreased by $920 of non-cash items that included share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, accretion of acquisition related liabilities and inventory obsolescence. Cash used by operating activities in the fiscal first quarter reflected an increase in inventory of $429, an increase in prepaids and other assets of $249 and a decrease in accounts payable of $902 and accrued liabilities of $11. This was offset by a decrease in accounts receivable of $1,666.

Net loss of $3,507 for the three months ended December 31, 2022 was decreased by $1,349 of non-cash items that included share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, and inventory obsolescence. Cash used by operating activities in the period reflected an increase in inventory of $2,041, and a decrease in accrued liabilities and other of $5,006, comprised of a decrease in the balances of customer deposits received, and payment of incentive compensation earned in fiscal year 2022. This was offset by a $3,482 decrease in accounts receivable, a $624 decrease in prepaid expenses, and a $249 increase in accounts payable

We had accounts receivable of $4,435 as of December 31, 2023, compared with $5,952 as of September 30, 2023. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of December 31, 2023 and September 30, 2023, our working capital was $15,436 and $13,949, respectively. The increase in working capital was primarily due to cash raised through financing activities offset by Evertel acquisition related expenses, acquired liabilities and the fiscal first quarter net loss.

Investing Activities

Our net cash used in investing activities was $9,114 for the three months ended December 31, 2023, compared with net cash used in investing activities of $483 for the three months ended December 31, 2022. In the first three months of fiscal 2024, we increased our holdings in marketable securities by $7,285, compared with an increase of $385 for the three months ended December 31, 2022.  Cash used in investing activities for acquisition of Evertel was $923 and cash used to pay the Amika holdback liability was $764. The Company also used $142 and $98 for the purchase of property and equipment for the three months ended December 31, 2023, and 2022, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2024.

Financing Activities

In the three months ended December 31, 2023, we received $10,449 through financing activities, compared with $32 provided by financing activities for the three months ended December 31, 2022. In the first three months of fiscal 2024 we received $10,449 in net proceeds from an offering of the Company’s common stock. In the first three months of fiscal year 2023, we received $32 from the exercise of stock options.

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

There were no shares repurchased during the three months ended December 31, 2023 and December 31, 2022. All repurchased shares have been retired and as of December 31, 2023 and $3,000 was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 1A.         Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 7, 2023.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information.

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

GENASYS INC.

Date: February 14, 2024	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)