Form 10-Q
period 2024-03-31
Genasys Inc.
filed 2024-05-15
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on May 10, 2024 was 44,594,562.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31,
	2024	September 30,
	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,544	$8,665
Short-term marketable securities	3,011	1,481
Restricted cash	-	758
Accounts receivable, net of allowance for credit losses of $65	2,820	5,952
Inventories, net	6,564	6,501
Prepaid expenses and other	6,324	1,851
Total current assets	22,263	25,208

Long-term restricted cash	346	96
Property and equipment, net	1,483	1,551
Goodwill	13,251	10,282
Intangible assets, net	9,743	8,427
Operating lease right of use assets	3,507	3,886
Other assets	439	455
Total assets	$51,032	$49,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,597	$2,785
Accrued liabilities	8,308	7,466
Operating lease liabilities, current portion	1,027	1,008
Total current liabilities	11,932	11,259

Other liabilities, noncurrent	445	551
Operating lease liabilities, noncurrent	3,773	4,283
Total liabilities	16,150	16,093

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,485,851 and 37,211,071 shares issued and outstanding, respectively	-	-
Additional paid-in capital	125,051	110,379
Accumulated deficit	(89,724)	(76,062)
Accumulated other comprehensive loss	(445)	(505)
Total stockholders' equity	34,882	33,812
Total liabilities and stockholders' equity	$51,032	$49,905

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues:
Product sales	$3,209	$9,940	$5,375	$19,058
Contract and other	2,530	1,273	4,725	2,642
Total revenues	5,739	11,213	10,100	21,700
Cost of revenues	3,562	6,288	6,444	11,943

Gross profit	2,177	4,925	3,656	9,757

Operating expenses
Selling, general and administrative	6,640	6,054	13,158	12,439
Research and development	2,531	2,281	4,722	4,216
Total operating expenses	9,171	8,335	17,880	16,655

Loss from operations	(6,994)	(3,410)	(14,224)	(6,898)

Other income (expense), net	51	15	128	(4)

Loss before income taxes	(6,943)	(3,395)	(14,096)	(6,902)
Income tax (benefit) expense	(5)	8	(434)	$8
Net loss	$(6,938)	$(3,403)	$(13,662)	$(6,910)

Net loss per common share - basic and diluted	$(0.16)	$(0.09)	$(0.31)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted	44,247,858	36,817,026	44,026,750	36,755,920

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Net loss	$(6,938)	$(3,403)	$(13,662)	(6,910)
Unrealized (loss) gain on marketable securities	(3)	29	7	50
Unrealized foreign currency (loss) gain	(56)	52	53	$297
Comprehensive loss	$(6,997)	$(3,322)	$(13,602)	$(6,563)

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2024	2023
Operating Activities:
Net loss	$(13,662)	$(6,910)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,460	1,282
Amortization of debt issuance costs	-	8
Warranty provision	(46)	52
Inventory obsolescence	65	90
Loss on disposition of fixed assets	2	-
Stock-based compensation	970	933
Partial release of valuation allowance	(525)	-
Amortization of operating lease right of use asset	387	385
Accretion of acquisition holdback liability	10	24
Remeasurement of acquisition contingent consideration	44	-

Changes in operating assets and liabilities:
Accounts receivable, net	3,277	3,158
Inventories, net	(128)	(3,469)
Prepaid expenses and other	(4,425)	1,840
Accounts payable	(196)	1,145
Accrued and other liabilities	271	(6,004)
Net cash used in operating activities	(12,496)	(7,466)

Investing Activities:
Purchases of marketable securities	(8,210)	(3,641)
Proceeds from maturities of marketable securities	6,688	4,716
Cash paid for acquisitions net of cash acquired	(908)	-
Cash paid for asset purchase holdback liability	(764)	-
Capital expenditures	(153)	(157)
Net cash (used in) provided by investing activities	(3,347)	918

Financing Activities:
Proceeds from exercise of stock options	-	86
Proceeds from offering of common stock, net of issuance costs	10,449	-
Payment of contingent consideration	(219)	-
Shares retained for payment of taxes in connection with settlement of restricted stock units	(12)	(45)
Net cash provided by financing activities	10,218	41
Effect of foreign exchange rate on cash	(4)	54
Net decrease in cash, cash equivalents, and restricted cash	(5,629)	(6,453)
Cash, cash equivalents and restricted cash, beginning of period	9,519	13,659
Cash, cash equivalents and restricted cash, end of period	$3,890	$7,206

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,544	$6,371
Restricted cash, current portion	-	739
Long-term restricted cash	346	96
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$3,890	$7,206

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2024	2023
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$7	$50
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$-	$(416)
Initial measurement of operating lease right of use assets	$-	$79
Initial measurement of operating lease liabilities	$-	$79
Obligation to issue common stock in connection with the Evertel acquisition	$(685)	$-
Shares issued in connection with the Evertel acquisition	$(1,924)	$-
Settlement of contingent consideration in shares of common stock	$(656)	$-
Contingent consideration payable in connection with the Evertel acquisition	$(60)	$-
Holdback liability payable in connection with the Evertel acquisition	$(240)	$-

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

1.	OPERATIONS

Genasys Inc. (“Genasys” or the “Company”) is a global provider of Protective Communications™ solutions including its Genasys Protect™ software platform and Genasys Long Range Acoustic Devices (“LRAD”). Genasys’ unified platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. The Company’s customers can use this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2024, the amount of cash and cash equivalents was $3,544. As of September 30, 2023, the amount of cash and cash equivalents was $8,665.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of March 31, 2024, restricted cash was $346. As of September 30, 2023, restricted cash was $854.

Accounts receivable and allowance for credit losses

The Company adopted Accounting Standards Update (“ASU”) No. 2019-10, Financial Instruments – Credit Losses (“ASC 326”), as of October 1, 2023. This new standard adds to U.S. GAAP an impairment model, known as the current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timelier recognition of losses. Under the CECL model, entities estimate credit losses over the entire contractual term from the date of initial recognition of the financial instrument. The standard only impacts the Company’s trade receivables. The Company adopted the accounting standard as of October 1, 2023. There was no cumulative effect adjustment and the adoption of this standard did not have a material impact on the consolidated financial statements or existing internal controls.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company’s allowance for credit losses was $65 as of March 31, 2024 and September 30, 2023.

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

On October 4, 2023, the Company completed the acquisition of all of the membership interests in Evertel Technologies, LLC. (“Evertel”), pursuant to a Membership Interest Purchase Agreement (“Purchase Agreement”) with Word Systems Operations, LLC (“Seller”) and Evertel.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The consideration consisted of the following:

Cash paid	$923
Common stock issued	1,924
Contingent consideration	890
Acquisition holdback liability	230
Common stock to be issued	685
Working capital adjustment	(15)
$4,637

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 986,486 shares of the Company’s common stock to the former owners of Evertel. The fair value of the Company’s stock on the closing date was $1.95, resulting in the addition of $1,924 to additional-paid-in-capital. The contingent consideration liability is a current liability and recorded in the current portion of accrued liabilities. Under the terms of the Purchase Agreement, the Company recorded an obligation to issue common stock to the former owners of Evertel and three key employees subsequent to March 31, 2024. This was recorded during the three months ended March 31, 2024, as a $158 credit to additional-paid-in-capital and an addition to goodwill as this is consideration transferred to the former owners of Evertel. The Company also recorded a holdback liability and an obligation to issue common stock as security for potential indemnification claims against the seller. The holdback liability and the common stock will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded as a current liability at $230, which represented the fair value of the holdback liability as of the acquisition date. The fair value of the holdback liability has and will be adjusted each reporting period with the change in fair value recorded in the condensed consolidated statement of operations. The obligation to issue common stock was recorded as a credit to additional paid in capital for $527 on the acquisition date. During the three months ended March 31, 2024, the Company and the former owners of Evertel, agreed on a working capital adjustment that resulted in a payment of $15 to the Company.

The Company incurred $113 in expenses related to this transaction. $39 of the expenses were incurred in the fourth quarter of fiscal year 2023, $12 in the first fiscal quarter of 2024 and $62 in the second fiscal quarter of 2024. The expense was recorded in selling, general and administrative expenses in the consolidated statement of operations.

The preliminary allocation of the purchase price as of the acquisition date is as follows:

Assets acquired
Accounts receivable	$142
Prepaid expenses	27
Intangible assets	2,550
Goodwill	2,923
Total Assets	$5,642

Liabilities assumed
Accrued commissions	$10
Deferred revenue	470
Deferred tax liability	525
Total liabilities	1,005

Net assets acquired	$4,637

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Est.Useful Life (in years)
Developed technology	$2,290	7
Customer relationships	260	5
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

As of March 31, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration increased $44 due to remeasurement adjustments. As of March 31, 2024, the contingent consideration liability was $60 and will be settled during the third quarter of fiscal year 2024.

The Company has included the operating results of Evertel in continuing operations in its unaudited condensed consolidated financial statements since the acquisition date. $205 in net revenues and $220 in net loss of Evertel were included in the unaudited condensed consolidated financial statements for the three months ending March 31, 2024 and $414 in net revenues and $432 in net loss of Evertel were included in the unaudited condensed consolidated financial statements for the six months ended March 31, 2024.

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

Multiple performance obligation arrangements

The Company has entered into a number of multiple performance obligation arrangements, such as the sale of a product or perpetual licenses that may include maintenance and support (included in the price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple performance obligation arrangements, the Company uses either the stand-alone selling price or an expected cost plus margin approach to determine the fair value of each performance obligation within the arrangement, including software and software-related services such as maintenance and support. In general, performance obligations in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

Revenue is allocated to each performance obligation based on the fair value of each individual performance obligation and is recognized when the revenue recognition criteria described above are met, except for time-based licenses which are not unbundled. When software development services are performed and are considered essential to the functionality of the software, the Company recognizes revenue from the software development services on a stage of completion basis, and the revenue from the software when the related development services have been completed.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of March 31, 2024 and September 30, 2023, including the change between the periods. There were no contract assets as of March 31, 2024 and September 30, 2023. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2023	$766	$3,254	$4,020
New performance obligations	2,272	3,927	6,199
Recognition of revenue as a result of satisfying performance obligations	(2,116)	(3,018)	(5,134)
Effect of exchange rate on deferred revenue	-	(2)	(2)
Balance as of March 31, 2024	$922	$4,161	$5,083
Less: non-current portion	-	(445)	(445)
Current portion as of March 31, 2024	$922	$3,716	$4,638

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5,083. The Company expects to recognize revenue on approximately $4,638 or 91% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of March 31, 2024 or September 30, 2023. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2024 and September 30, 2023.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2024, and September 30, 2023. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	March 31, 2024
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,437	$-	$-	$1,437	$1,437	$-	$-

Level 2:
Certificates of deposit	552	-	-	552	-	552	-
Municipal securities	1,105	-	(1)	1,104	-	1,104	-
Corporate bonds	1,357	-	(2)	1,355	-	1,355	-
Subtotal	3,014	-	(3)	3,011	-	3,011	-

Total	$4,451	$-	$(3)	$4,448	$1,437	$3,011	$-

	September 30, 2023
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$2,307	$-	$-	$2,307	$2,307	$-	$-

Level 2:
Certificates of deposit	301	-	-	301	-	301	-
Municipal securities	926	-	(7)	919	-	919	-
Corporate bonds	264	-	(3)	261	-	261	-
Subtotal	1,491	-	(10)	1,481	-	1,481	-

Total	$3,798	$-	$(10)	$3,788	$2,307	$1,481	$-

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on available-for-sale debt securities was $3 as of March 31, 2024, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$-	$-	$-	$-	$-	$-
U.S. government agency bonds	-	-	-	-	-	-
Municipal securities	243	(1)	-	-	243	(1)
Corporate bonds	993	(1)	362	(1)	1,355	(2)
	$1,236	$(2)	$362	$(1)	$1,598	$(3)

	As of September 30, 2023
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$-	$-	$-	$-	$-	$-
U.S. government agency bonds	-	-	-	-	-	-
Municipal securities	684	(2)	235	(5)	919	(7)
Corporate bonds	-	-	261	(3)	261	(3)
	$684	$(2)	$496	$(8)	$1,180	$(10)

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

The following table presents nonfinancial assets that were subject to fair value measurement during the six months ended March 31, 2024. There were no business combinations or indicators of impairment during the twelve months ended September 30, 2023.

		Fair Value Measurements at March 31, 2024
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain/(Loss)
Intangible assets from Evertel acquisition	$2,550	$-	$-	$2,550	$-
Goodwill from Evertel acquisition	$2,923	$-	$-	$2,923	$-

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

As of March 31, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration increased $44 due to remeasurement adjustments. As of March 31, 2024, the remaining contingent consideration liability was $60 and will be settled during the third quarter of fiscal year 2024.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The changes in the carrying amount of the contingent consideration liability were as follows:

Value as of acquisition date	$890
Remeasurement estimate	44
Settlement of contingent consideration liability	(874)
Balance as of March 31, 2024	$60

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

Balance as of acquisition date	$230
Accretion	10
Balance as of March 31, 2024	$240

7.	INVENTORIES, NET

Inventories, net consisted of the following:

	March 31,	September 30,
	2024	2023
Raw materials	$4,619	$5,086
Finished goods	1,380	1,029
Work in process	1,459	1,218
Inventories, gross	7,458	7,333
Reserve for obsolescence	(894)	(832)
Inventories, net	$6,564	$6,501

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	September 30,
	2024	2023
Office furniture and equipment	$1,622	$1,582
Machinery and equipment	1,480	1,441
Leasehold improvements	2,294	2,302
Construction in progress	71	-
Property and equipment, gross	5,467	5,325
Accumulated depreciation	(3,984)	(3,774)
Property and equipment, net	$1,483	$1,551

Depreciation and amortization expense for property and equipment was $112 and $113 for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization expense for property and equipment was $221 and $224 for the six months ended March 31, 2024 and 2023, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of March 31, 2024 and September 30, 2023, goodwill was $13,251 and $10,282, respectively. During the six months ended March 31, 2024, $2,923 was added to goodwill as a result of the Evertel acquisition. There were no additions or impairments to goodwill during the twelve months ended September 30, 2023.

The changes in the carrying amount of goodwill by segment as of March 31, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$-	$10,282	$10,282
Acquisitions	-	2,923	2,923
Currency translation	-	46	46
Balance as of March 31, 2024	$-	$13,251	$13,251

The changes in the carrying amount of intangible assets by segment as of March 31, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$17	$8,410	$8,427
Acquisitions	-	2,550	2,550
Amortization	(1)	(1,238)	(1,239)
Currency translation	-	5	5
Balance as of March 31, 2024	$16	$9,727	$9,743

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $51.

The Company’s consolidated intangible assets consisted of the following:

	March 31,	September 30,
	2024	2023
Technology	$14,232	$11,930
Customer relationships	2,062	1,790
Trade name portfolio	610	605
Non-compete agreements	227	223
Patents	72	72
	17,203	14,620
Accumulated amortization	(7,460)	(6,193)
	$9,743	$8,427

As of March 31, 2024, future amortization expense is as follows:

Fiscal year ending September 30,
2024 (remaining six months)	1,238
2025	2,357
2026	2,222
2027	2,048
2028	1,220
Thereafter	658
Total estimated amortization expense	$9,743

Amortization expense was $619 and $526 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense was $1,239 and $1,058 for the six months ended March 31, 2024 and 2023, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

10.	PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2024	2023
Deposits for inventory	$123	$301
Prepaid insurance	477	264
Dues and subscriptions	661	261
Prepaid professional services	541	136
Prepaid commissions	544	417
Bid guarantee deposit	3,500	-
Trade shows and travel	156	150
Canadian goods and services and harmonized sales tax receivable	71	123
Other	251	199
	$6,324	$1,851

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

Bid guarantee deposit

The bid guarantee deposit is a contractually required security deposit to ensure the execution of contractual documents and construction commencement within the agreed upon timeline. The deposit is held by the Puerto Rico Electric Power Authority and will be returned to the Company when the final contract is signed.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

11.	ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2024	2023
Payroll and related	$2,410	$2,237
Deferred revenue	3,716	2,703
Customer deposits	922	766
Accrued contract costs	844	825
Warranty reserve	86	132
Asset purchase holdback liability	-	736
Acquisition holdback liability	240	-
Acquisition contingent consideration liability	60	-
Other	30	67
Total	$8,308	$7,466

Other liabilities-noncurrent consisted of the following:

	March 31,	September 30,
	2024	2023
Deferred revenue	$445	$551

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of March 31, 2024, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending March 31, 2025.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending March 31, 2025.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	March 31,	September 30,
	2024	2023
Balnce as of September 30, 2023	$132	$159
Warranty provision	(46)	40
Warranty settlements	-	(67)
Balance as of March 31, 2024	$86	$132

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

Acquisition holdback liability

In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential misrepresentation and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value which was the fair value at the acquisition date. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations.

Contingent consideration liability

In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. The contingent consideration liability was recorded at the fair value at the acquisition date. The liability has and will be adjusted at each reporting period as progress towards the contingent consideration criteria is achieved.

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2023, and the balances as of March 31, 2024, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2023	$3,886
Less amortization of operating lease ROU assets	(387)
Effect of exchange rate on operating lease ROU assets	8
Operating lease ROU assets as of March 31, 2024	$3,507

Operating lease liabilities
Operating lease liabilities as of September 30, 2023	$5,291
Less lease principal payments on operating lease liabilities	(499)
Effect of exchange rate on operating lease liabilities	8
Operating lease liabilities as of March 31, 2024	4,800
Less non-current portion	(3,773)
Current portion as of March 31, 2024	$1,027

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

As of March 31, 2024, the Company’s operating leases have a weighted-average remaining lease term of 4.3 years and a weighted-average incremental borrowing rate of 4.15%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2024 (remaining six months)	$605
2025	1,183
2026	1,197
2027	1,219
2028	1,047
Thereafter	-
Total undiscounted operating lease payments	5,251
Less imputed interest	(451)
Present value of operating lease liabilities	$4,800

For the three months ended March 31, 2024 and 2023, total lease expense under operating leases was approximately $246 and $245, respectively. For the six months ended March 31, 2024 and 2023, total lease expense under operating leases was approximately $491 and $503, respectively. The Company recorded $7 in short-term lease expense during the three months ended March 31, 2024 and $12 during the six months ended March 31, 2024. The Company recorded $4 in short-term lease expense during the three and six months ended March 31, 2023.

13.	INCOME TAXES

The Company’s effective tax rate for the six months ended March 31, 2024 and 2023 was 3.1% and 0%, respectively.

The income tax benefit of $434 for the six months ended March 31, 2024 is primarily attributable to the partial release of $525 of U.S. valuation allowance in conjunction with the acquisition of Evertel as the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed, refer to Note 4, Business Combinations, for additional information. For the six months ended March 31, 2023, the Company recorded discrete income tax expense of $8 related to a prior year foreign income tax true-up.

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

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the six months ended March 31, 2024, the Company recorded $81 in bonus expense. In the six months ended March 31, 2023, the Company recorded $589 of bonus expense.

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

Evertel Acquisition

In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. A payment of up to $1,050 is payable based on future performance. The contingent consideration liability was recorded at the fair value as of the acquisition date. The Company engaged independent valuation experts to assist in determining the fair value of this contingent consideration. As of March 31, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration increased $44 due to remeasurement adjustments. As of March 31, 2024, the remaining contingent consideration liability was $60 and will be settled during the third quarter of fiscal year 2024.

Also, in connection with the Evertel acquisition, the Company recorded a holdback liability related to potential misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value which was the fair value at the acquisition date. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The fair value was $240, as of March 31, 2024.

The Company also agreed to issue 270,270 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital.

15.	SHARE-BASED COMPENSATION

Stock option plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of March 31, 2024, there were options and restricted stock units outstanding covering 3,749,366 shares of common stock under the 2015 Equity Plan, respectively, and 2,463,064 shares of common stock available for grant, for a total of 6,212,430 shares of common stock authorized and unissued under the equity plans.

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 897,250 stock options granted during the six months ended March 31, 2024. There were 1,806,500 stock options granted during the six months ended March 31, 2023. The weighted average estimated fair value of employee stock options granted during the six months ended March 31, 2024 and 2023, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Six months ended
	March 31,
	2024	2023
Volatility	57.8%	52.1%
Risk-free interest rate	4.3%	4.0%
Dividend yield	0.0%	0.0%
Expected term in years	4.2	5.8

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

As of March 31, 2024, there was approximately $1,881 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.3 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-based stock options

On August 10, 2022, the Company granted PVOs to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. During the year ended September 30, 2023, these options were forfeited due to a voluntary termination of employment. The Company did not record compensation expense related to these options,

On October 8, 2022, the Company awarded performance-based stock options to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company has not recorded compensation expense related to these options.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved in order for compensation expense to be recognized. The Company recorded $124 of compensation expense related to these options during the six months ended March 31, 2024.

The Company did not grant any PVO’s during the six months ended March 31, 2024.

Restricted stock units

During fiscal 2021, 145,950 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $989, which have and will be expensed on a straight-line basis over the three-year life of the grants.

On November 1, 2022, 10,000 RSUs were granted to a non-employee advisor that vested on the first anniversary of the grant date. These were issued at a market value of $29, which were expensed on a straight-line basis though the November 1, 2023 vest date. On November 1, 2023, 10,000 RSUs were granted to a non-employee advisor that vested on the first anniversary of the grant date. These were issued at a market value of $17, which have and will be expensed on a straight-line basis though the November 1, 2024, vest date.

On March 14, 2023, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that vested on the first anniversary of the grant date. These RSUs were granted at a market value of $417 and have been expensed on a straight-line basis through the March 14, 2024, vest date. On March 14, 2024, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These RSUs were granted at a market value of $215 and have and will be expensed on a straight-line basis through the March 14, 2025, vest date. On February 14, 2023, 145,600 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These RSUs were issued at a market value of $582, which have and will be expensed on a straight-line basis over the three-year life of the grants.

Compensation expense for RSUs was $343 and $350 for the three months ended March 31. 2024 and 2023, respectively. Compensation expense for RSUs was $571 and $586 for the six months ended March 31. 2024 and 2023, respectively. As of March 31, 2024, there was approximately $674 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.0 years.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

A summary of the Company’s RSUs as of March 31, 2024 is presented below:

`	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2023	379,597	$3.94
Granted	238,711	$2.06
Released	(239,233)	$3.99
Forfeited/cancelled	(7,533)	$4.08
Outstanding March 31, 2024	371,542	$2.69

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of March 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2023	2,904,522	$3.19
Granted	897,250	$1.70
Forfeited/expired	(423,948)	$2.85
Exercised	-	$-
Outstanding March 31, 2024	3,377,824	$2.84
Exerciseable March 31, 2024	1,097,178	$3.49

Options outstanding are exercisable at prices ranging from $1.51 to $8.03 per share and expire over the period from 2024 to 2030 with an average life of 5.1 years. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2024 was $605 and $64, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.37 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2024 was $0 and proceeds from these exercises was $0. The total intrinsic value of stock options exercised during the six months ended March 31, 2023 was $147 and proceeds from these exercises was $86.

The following table summarized information about stock options outstanding as of March 31, 2024:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.51	-	$1.76	910,375	6.00	$1.71	103,125	$1.75
$2.64	-	$2.68	88,000	6.26	$2.67	-	$-
$2.69	-	$2.69	1,031,250	5.37	$2.69	131,250	$2.69
$3.09	-	$8.03	1,348,199	4.23	$3.73	862,803	$3.82
			3,377,824	5.11	$2.84	1,097,178	$3.49

The Company recorded $181 and $163 of stock option compensation expense for employees, directors and consultants for the three months ended March 31, 2024 and 2023, respectively. The Company recorded $399 and $385 of stock option compensation expense for employees, directors and consultants for the six months ended March 31, 2024 and 2023, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Cost of revenues	$28	$19	$42	$29
Selling, general and administrative	439	453	827	831
Research and development	57	41	101	73
	$524	$513	$970	$933

16.	STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2024 and the six months ended March 31, 2023 (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812
Share-based compensation expense	-	-	446	-	-	446
Issuance of common stock upon offering, net of issuance costs	5,750,000	57	10,449	-	-	10,449
Issuance of common stock upon vesting of restricted stock units	10,000	-	-	-	-	-
Issuance of common stock in business combination	986,486	10	1,924	-	-	1,924
Obligation to issue common stock	-	-	527	-	-	527
Release of obligation to issue common stock	69,564	1	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	119	119
Net loss	-	-	-	(6,724)	-	(6,724)
Balance as of December 31, 2023	44,027,121	$440	$123,725	$(82,786)	$(386)	$40,553

Share-based compensation expense	-	$-	$524	$-	$-	$524
Issuance of common stock upon vesting of restricted stock units	229,233	2	-	-	-	-
Shares retained for payment of taxes in connection with settlement of restricted stock units	(6,846)	-	(12)	-	-	(12)
Settlement of contingent consideration in shares of common stock	236,343	3	656	-	-	656
Obligation to issue common stock	-	-	158	-	-	158
Accumulated other comprehensive loss	-	-	-	-	(59)	(59)
Net loss	-	-	-	(6,938)	-	(6,938)
Balance as of March 31, 2024	44,485,851	$445	$125,051	$(89,724)	$(445)	$34,882

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2022	36,611,240	$366	$108,551	$(57,366)	$(792)	$50,393
Share-based compensation expense	-	-	420	-	-	420
Issuance of common stock upon exercise of stock options, net	20,000	-	32	-	-	32
Issuance of common stock upon vesting of restricted stock units	12,667	-	-	-	-	-
Release of obligation to issue common stock	69,564	1	-	-		-
Accumulated other comprehensive loss	-	-	-	-	266	266
Net loss	-	-	-	(3,507)		(3,507)
Balance as of December 31, 2022	36,713,471	$367	$109,003	$(60,873)	$(526)	$47,604

Share-based compensation expense	-	$-	$513	$-	$-	$513
Issuance of common stock upon exercise of stock options, net	33,765	1	54	-	-	54
Issuance of common stock upon cashless exercise of stock options, net	15,914	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units	232,761	2	(2)	-	-	(2)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(11,616)	-	(45)	-	-	(45)
Accumulated other comprehensive loss	-	-	-	-	81	81
Net loss	-	-	-	(3,403)	-	(3,403)
Balance as of March 31, 2023	36,984,295	$370	$109,523	$(64,276)	$(445)	$44,802

Common stock activity

During the six months ended March 31, 2024, there were no exercises of stock options and the Company issued 232,387 shares of common stock in connection with the vesting of RSUs. During the six months ended March 31, 2023, the Company issued 69,679 shares of common stock and received gross proceeds of $86 in connection with the exercise of stock options and the Company issued 233,812 shares of common stock in connection with the vesting of RSUs.

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

In connection with the Evertel acquisition, the Company issued 986,486 shares of common stock to the former owners of Evertel. The fair value of the Company’s stock on the closing date was $1.95 which resulted in the addition of $1,924 to additional-paid-in-capital. The Company also issued 236,343 shares of common stock to the former owners of Evertel, in connection with the settlement of a portion of the contingent consideration liability. This resulted in the addition of $656 to additional-paid-in-capital.

Under the terms of the Purchase Agreement, the Company recorded an obligation to issue 81,083 shares of common stock to the former owners of Evertel and three key employees subsequent to March 31, 2024, resulting in an addition of $158 to additional-paid-in-capital. Also, in connection with the Evertel acquisition, the Company agreed to issue 270,270 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital.

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

There were no shares repurchased during the six months ended March 31, 2024 and 2023. All repurchased shares have been retired.

Dividends

There were no dividends declared in the six months ended March 31, 2024 and 2023.

17.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	March 31		March 31
	2024	2023	2024	2023
Net loss	$(6,938)	$(3,403)	$(13,662)	$(6,910)

Basic and diluted loss per share	$(0.16)	$(0.09)	$(0.31)	$(0.19)

Weighted average shares outstanding - basic	44,247,858	36,817,026	44,026,750	36,755,920
Assumed exercise of dilutive options	-	-	-	-
Weighted average shares outstanding - diluted	44,247,858	36,817,026	44,026,750	36,755,920

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,377,824	4,187,022	3,377,824	4,187,022
RSU	292,831	393,013	292,831	393,013
Obligation to issue common stock	270,270	69,564	270,270	69,564
Total	3,940,925	4,649,599	3,940,925	4,649,599

18.	SEGMENT INFORMATION

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue from external customers
Hardware	$3,999	$10,360	$6,945	$19,945
Software	1,740	853	3,155	1,755
	$5,739	$11,213	$10,100	$21,700

Intersegment revenues
Hardware	$-	$-	$-	$-
Software	1,536	1,386	3,024	2,582
	$1,536	$1,386	$3,024	$2,582

Segment operating loss
Hardware	$(2,771)	$387	$(5,886)	$359
Software	(4,223)	(3,797)	(8,338)	(7,257)
	$(6,994)	$(3,410)	$(14,224)	$(6,898)

Other expenses:
Depreciation and amortization expense
Hardware	$98	$100	$194	$199
Software	633	539	1,266	1,083
	$731	$639	$1,460	$1,282

Income tax benefit
Hardware	$(5)	$8	$(5)	$8
Software	-		(429)	-
	$(5)	$8	$(434)	$8

	March 31,	September 30,
	2024	2023
Long-lived assets
Hardware	$1,369	$1,427
Software	9,857	8,551
	$11,226	$9,978

Total assets
Hardware	$25,925	$28,878
Software	25,107	21,027
	$51,032	$49,905

19.	MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended March 31, 2024, revenues from one customer accounted for 19% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2024, revenues from one customer accounted for 11% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2024, accounts receivable from two customers accounted for 30% and 12% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $2,600 and $8,411 for the three months ended March 31, 2024 and 2023, respectively. Revenue from customers in the United States was $6,224 and $17,349 for the six months ended March 31, 2024 and 2023, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Americas	$2,950	$10,019	$6,617	$19,182
Asia Pacific	502	545	821	1,304
Europe, Middle East and Africa	2,287	649	2,662	1,214
Total Revenues	$5,739	$11,213	$10,100	$21,700

The following table summarizes long-lived assets by geographic region.

	March 31,	September 30,
	2024	2023
United States	$10,963	$9,624
Americas (excluding the United States)	4	7
Europe, Middle East and Africa	259	347
Total long lived assets	$11,226	$9,978

20.	SUBSEQUENT EVENT

On May 13, 2024, the Company entered into a two-year, $15,000 senior secured term loan agreement (“Term Loan”), which matures on May 13, 2026.

The Company is required to make non-amortizing quarterly interest payments. The Company may elect to pay quarterly interest on the Term Loan based on the three-month Secured Overnight Financing Rate ("SOFR") plus five percent (5%) in cash or the Company may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of common stock.

The Company may redeem the Term Loan within one year at 101% of the principal amount and after one year at par value. The Term Loan includes financial covenants and contains other customary affirmative and negative covenants and events of default. All obligations under the Term Loan are secured by substantially all of the Company’s assets.

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

Overview

We are a global provider of Protective Communications solutions, including our Genasys Protect software platform and LRAD Long Range Acoustic Devices.  Our unified software platform receives information from a wide variety of sensors and IoT inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Genasys Protect provides a comprehensive portfolio of Protective Communications software and hardware systems serving federal governments and agencies, state and local governmental agencies, and education (“SLED”); and enterprise organizations in sectors including but not limited to oil and gas, utilities, manufacturing, automotive, and healthcare.  Genasys Protect solutions have a diverse range of applications, including emergency warning and mass notification for public safety; critical event management for enterprise companies; de-escalation for defense and law enforcement; critical infrastructure protection; and automated detection of real-time threats such as active shooters and severe weather.

Genasys’ LRAD systems broadcast audible directed voice messages with exceptional clarity from close range out to 5,500 meters. We have a history of successfully delivering innovative systems and solutions in mission critical situations, pioneering the acoustic hailing device (“AHD”) market with the introduction of our first LRAD AHD in 2002 and creating the first multi-directional, voice-based public safety mass notification systems in 2012. Building on our proven, best in class solutions and systems, we offer the first and only unified, end-to-end Protective Communications platform – Genasys Protect.

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

Hardware

Genasys Protect ACOUSTICS

ACOUSTICS unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the mass notification industry's highest Speech Transmission Index, large directional and omni-directional broadcast coverage areas, and an array of options including solar power, battery backup, and satellite connectivity that enable the systems to continue operating when power and telecommunications infrastructure goes down.

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

LRAD

LRAD is the world’s leading AHD, with the ability to project audible alert tones and voice messages with exceptional clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed in numerous defense, law enforcement, public safety, maritime, oil & gas and critical infrastructure security installations and applications where clear and intelligible voice communications are essential.

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

Recent Developments

Business developments since September 30, 2023:

•	Awarded critical infrastructure project to engineer, procure and build a Genasys Protect early Warning system for 37 dams in Puerto Rico.

•	Expanded Genasys Protect EVAC coverage to include all of Los Angeles County, CA under a five year contract

•	Completed acquisition of Evertel Technologies, subsequently rebranded as Genasys Protect CONNECT

•	Selected by the State of Utah’s Department of Corrections to provide secure communications

•	Closed $11.5 million underwritten public offering of common stock

•	Received $1.0 million contract from the U.S. Army for Common Remotely Operated Weapon Stations (“CROWS”) LRAD integration prototypes

•	Awarded $2.0 million contract under a multi-phase program to deploy LRADs on naval ships and shore installations of a Middle Eastern country

•	Partnered with Ladris Technologies, Inc., an artificial intelligence provider, to deliver comprehensive disaster evacuation modeling solutions across North America and Europe

•	Awarded $2.7 million LRAD systems contract from U.S. Navy as part of the Navy’s ongoing replacement of first generation LRADs on surface vessels

•	Achieved Silver Status in Esri’s Distinguished Partners Program

•

Partnered with 8 other companies in Project AWARE - a European Union-funded project to extend reception and processing of emergency warning messages from the Galileo Emergency Warning Satellite Service to display panels, indoor warning systems, and ACOUSTICS devices

Revenues for the Company’s second quarter of fiscal 2024, were $5,739, a decrease from $11,213 in the second quarter of fiscal 2023. Software revenue of $1,740, increased $887, offset by a decrease of $6,361 in hardware revenue. Second quarter hardware revenue in the prior year included $5,700 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. Gross profit decreased compared to the same quarter in the prior year as a result of lower hardware revenue and reduced overhead absorption, partially offset by higher margin software revenue in this year’s quarter. Operating expenses in the quarter ended March 31, 2024, increased 10% to $9,171 compared with $8,335 in the same period in the prior year. We reported a net loss of $6,938 for the second quarter of fiscal 2024, or $(0.16) per share, compared with a net loss of $3,403, or $(0.09) per share, for the same quarter in the prior year.

In the last six years, the Company has recognized revenue under a $110,000 U.S. Army program of record for long range acoustical devices. Final deliveries under this program occurred in the fourth quarter of fiscal year 2023. A new, similar sized multi-year program was approved by Congress, however, funding for the program must be annually appropriated by Congress.  In late March 2024, Congress approved this year’s Defense budget, however, the procurement and purchase order process may take several months. Due to the timing of the budget passage, orders from the US Government have been delayed and will affect current year Company revenue.  Historically, hardware revenue has been characterized by large and inconsistent orders that in aggregate have been a generator of cash for the Company. We continue to be optimistic about our future with the fully funded award of a contract of up to $75,000 to engineer, procure and build an emergency notification system for Puerto Rico. We anticipate revenue from this contract will be realized beginning in our fiscal year 2025.  In addition, we continue to invest in our Genasys Protect software platform with a significant win this year in Los Angeles County, in addition to wins in other counties in California, Colorado, Utah, and Oregon. The early-stage Software segment continues to generate operating losses, however, revenue continues to growyear over year.   With the delay in hardware orders and continued investment in software, the Company’s operating activities have used $12,500 of cash in the first six months of this fiscal year.  To address the ongoing cash needs, the Company signed a $15,000, two-year senior secured term loan agreement in May.  This will enable the Company to continue operations and return to expected growth in annual revenue and generation of cash from operations through the emergency notification system for Puerto Rico and the CROWS program for the US Department of Defense.

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

Genasys has developed a global market and an increased demand for LRADs and advanced mass notification speakers. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, voice intelligibility, and product reliability. We intend to continue building on our AHD market leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

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

While the software and hardware mass notification markets are more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provide opportunities to succeed in the large and growing public safety, emergency warning, and critical communications markets.

In fiscal 2024, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes continuing to pursue further U.S. military opportunities. We also plan to pursue domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

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

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through March 31, 2024, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended
	March 31, 2024		March 31, 2023
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$3,209	55.9%	$9,940	88.6%	$(6,731)	(67.7%)
Contract and other	2,530	44.1%	1,273	11.4%	1,257	98.7%
Total revenues	5,739	100.0%	11,213	100.0%	(5,474)	(48.8%)

Cost of revenues	3,562	62.1%	6,288	56.1%	2,726	43.4%
Gross Profit	2,177	37.9%	4,925	43.9%	(2,748)	(55.8%)

Operating expenses
Selling, general and administrative	6,640	115.7%	6,054	54.0%	(586)	(9.7%)
Research and development	2,531	44.1%	2,281	20.3%	(250)	(11.0%)
Total operating expenses	9,171	159.8%	8,335	74.3%	(836)	(10.0%)

Loss from operations	(6,994)	(121.9%)	(3,410)	(30.4%)	(3,584)	105.1%

Other income (expense), net	51	0.9%	15	0.1%	36	240.0%

Loss before income taxes	(6,943)	(121.0%)	(3,395)	(30.3%)	(3,548)	104.5%
Income tax benefit	(5)	(0.1%)	8	0.1%	13	162.5%
Net loss	$(6,938)	(120.9%)	$(3,403)	(30.3%)	$(3,535)	103.9%

Net revenue
Hardware	$3,999	69.7%	$10,360	92.4%	(6,361)	(61.4%)
Software	1,740	30.3%	853	7.6%	887	104.0%
Total net revenue	$5,739	100.0%	$11,213	100.0%	$(5,474)	(48.8%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $5,474, or 49%, compared with the second fiscal quarter in the prior year. Hardware revenue decreased $6,361, partially offset by software revenue, which increased $887, compared with the prior year quarter. The lower hardware revenue in the second quarter of fiscal 2024 was largely due to the lower backlog at the start of the fiscal year compared with the prior year amount. Second quarter hardware revenue in the prior year included $5,700 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization. The higher software revenue was primarily due to a 123% increase in recurring revenue, partially offset by lower professional services performed in the current quarter. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of March 31, 2024, we had aggregate deferred revenue of $5,083 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit decreased $2,748, or 56%, compared with the same quarter in the prior year. The decrease in gross profit was due to lower hardware revenue and related reduced overhead absorption, partially offset by higher margin software in the current year’s second quarter. Gross profit as a percentage of sales was lower compared with the prior year period primarily due to reduced overhead absorption as a result of lower hardware revenue in the second quarter of fiscal 2024.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $586, or 10%, over the prior year quarter. The increase was largely due to $247 of higher compensation expenses from additional sales and related personnel, increase of $215 in commission expense, increase of $190 for professional services and an additional $95 of amortization expense from the Evertel acquisition, offset by a $135 decrease in total sales and marketing and travel related expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2024 and 2023 of $439 and $453, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $250, or 11%, in the fiscal second quarter due to an increase in engineers over the prior year period, including the addition of Evertel software development activities.

Included in research and development expenses for the three months ended March 31, 2024 and 2023, were $57 and $41, respectively, of non-cash share-based compensation costs.

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

Net Loss

Net loss in the second quarter of fiscal year 2024 was $6,938, compared with a net loss of $3,403 in the second quarter of fiscal year 2023. The increase in net loss was primarily due to the lower revenue in the fiscal second quarter. The income tax benefit in the current year period is primarily due to a prior year foreign income tax true-up.

Comparison of Results of Operations for the Six Months Ended March 31, 2024 and 2023 (in thousands)

	Six Months Ended
	March 31, 2024		March 31, 2023
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$5,375	53.2%	$19,058	87.8%	$(13,683)	(71.8%)
Contract and other	4,725	46.8%	2,642	12.2%	2,083	78.8%
Total revenues	10,100	100.0%	21,700	100.0%	(11,600)	(53.5%)

Cost of revenues	6,444	63.8%	11,943	55.0%	5,499	46.0%
Gross Profit	3,656	36.2%	9,757	45.0%	(6,101)	(62.5%)

Operating expenses
Selling, general and administrative	13,158	130.3%	12,439	57.3%	(719)	(5.8%)
Research and development	4,722	46.8%	4,216	19.4%	(506)	(12.0%)
Total operating expenses	17,880	177.0%	16,655	76.8%	(1,225)	(7.4%)

Loss from operations	(14,224)	(140.8%)	(6,898)	(31.8%)	(7,326)	106.2%

Other income, net	128	1.3%	(4)	(0.0%)	132	(3300.0%)

Loss before income taxes	(14,096)	(139.6%)	(6,902)	(31.8%)	(7,194)	104.2%
Income tax benefit	(434)	(4.3%)	8	0.0%	442	5,525.0%
Net loss	$(13,662)	(135.3%)	$(6,910)	(31.8%)	$(6,752)	97.7%

Net revenue
Hardware	$6,945	68.8%	$19,945	91.9%	(13,000)	(65.2%)
Software	3,155	31.2%	1,755	8.1%	1,400	79.8%
Total net revenue	$10,100	100.0%	$21,700	100.0%	$(11,600)	(53.5%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $11,600, or 54%, for the six months ended March 31, 2024, compared with the same prior year period, primarily due to the lower backlog as of September 30, 2023, compared with September 30, 2022. Hardware revenue decreased $13,000, partially offset by the $1,400 increase in software revenue. Six months year to date hardware revenue in the prior year included $11,100 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization. The higher software revenue was primarily due to a 105% increase in recurring revenue, partially offset by lower professional services performed in the current year six-month period. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of March 31, 2024, we had aggregate deferred revenue of $5,083 for extended warranty obligations and software support agreements.

Gross Profit

The $6,101 decrease in gross profit in the six months ended March 31, 2024, was primarily due to the lower hardware revenue and related reduced overhead absorption, partially offset by higher margin software compared to the prior year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $719 in the six months ended March 31, 2024, compared with the prior year period. The increase in selling, general and administrative expenses was largely due to a $375 increase in compensation related costs, $248 increase in commission expense, and an additional $190 of amortization expenses for the Evertel acquisition, partially offset by a $235 decrease in sales and marketing and travel related expense, compared with the prior year to date period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2024 and 2023 of $827 and $831, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $506, primarily due to increased compensation-related costs associated with an increase in engineers compared with the prior year period, including the addition of Evertel software development activities.

We incurred non-cash share-based compensation expenses allocated to research and development in the six months ended March 31, 2024 and 2023 of $101 and $73, respectively.

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

Net Loss

Net loss for the first six months of fiscal 2024 was $13,662, compared with the prior year period net loss of $6,910. The increase in net loss was primarily attributable to the lower revenue and higher operating expenses in the current year.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Net loss	$(6,938)	$(3,403)	$(13,662)	$(6,910)
Other (income) loss, net	(51)	(15)	(128)	4
Income tax benefit	(5)	8	(434)	8
Depreciation and amortization	731	639	1,460	1,282
Stock-based compensation	524	513	970	933
Adjusted EBITDA	$(5,739)	$(2,258)	$(11,794)	$(4,683)

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended March 31, 2024 and 2023 (in thousands)

	Software				Hardware
	Three months ended				Three months ended
	March 31,		Fav (Unfav)		March 31,		Fav (Unfav)
	2024	2023	$	%	2024	2023	$	%
Revenue	$1,740	$853	$887	104.0%	$3,999	$10,360	$(6,361)	(61.4%)
Operating loss	(4,223)	(3,797)	(426)	11.2%	(2,771)	387	(3,158)	(816.0%)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	633	539	94	17.4%	98	100	(2)	(2.0%)
Stock-based compensation	160	122	38	31.1%	364	391	(27)	(6.9%)
Adjusted EBITDA	$(3,430)	$(3,136)	$(294)	9.4%	$(2,309)	$878	$(3,187)	(363.0%)

Software Segment

Software segment revenue increased 104% over the prior fiscal year. This primarily reflects a 123% increase in recurring revenue compared with the prior fiscal year.

Operating loss increased $426 in the fiscal second quarter of the current year due to increases in compensation related costs from increased hiring, the addition of Evertel, higher commission expense from increased revenues and amortization expenses from the Evertel acquisition.

Hardware Segment

Hardware segment revenue decreased $6,361, or 61%, over the prior year. The decrease was largely due to the lower backlog at the start of this fiscal year compared with the prior year amount. Fiscal second quarter hardware revenue in the prior year included $5,700 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization.

Operating income decreased $3,158 in the current fiscal year period due to the lower revenue and resultant gross profit.

Comparison of Segment Adjusted EBITDA for the Six Months Ended March 31, 2024 and 2023 (in thousands)

	Software				Hardware
	Six months ended				Six months ended
	September 30,		Fav (Unfav)		September 30,		Fav (Unfav)
	2024	2023	$	%	2024	2023	$	%
Revenue	$3,155	$1,755	$1,400	79.8%	$6,945	$19,945	$(13,000)	(65.2%)
Operating (loss) Income	(8,338)	(7,257)	(1,081)	14.9%	(5,886)	359	(6,245)	(1739.6%)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	1,266	1,083	183	16.9%	194	199	(5)	(2.5%)
Stock-based compensation	259	222	37	16.7%	711	711	-	0.0%
Adjusted EBITDA	$(6,813)	$(5,952)	$(861)	14.5%	$(4,981)	$1,269	$(6,250)	(492.5%)

Software Segment

Software segment revenue increased 80% over the prior fiscal year six-month period. This primarily reflects a 105% increase in recurring revenue compared with the first six months of the prior fiscal year. Excluding revenue from this year’s acquisition of Evertel, recurring revenue increased 95% over the same prior year six-month period.

Operating loss increased $1,081 in the six-month period of this fiscal year due to increases in compensation related costs from increased hiring, the addition of Evertel, higher commission expense from increased revenues and amortization expenses from the Evertel acquisition.

Hardware Segment

Hardware segment revenue decreased $13,000, or 65%, over the prior year. The decrease was largely due to the lower backlog at the start of this fiscal year compared with the prior year amount. Six months year to date hardware revenue in the prior year included $11,100 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization.

Operating income decreased $6,245 compared with the prior fiscal year due to lower revenue and resulting lower gross profit.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2024 were $3,544, compared with $8,665 as of September 30, 2023. We had short-term marketable securities of $3,011 as of March 31, 2024, compared with $1,481 as of September 30, 2023. In addition to cash and cash equivalents, short term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we signed a two-year, $15 million senior secured term loan agreement on May 13, 2024. This term loan matures on May 13, 2026.

We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

Principal factors that could affect the availability of our internally generated funds include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	release of bid bond associated with Puerto Rico award;

•	ability to reduce and manage current inventory levels; and

•	product acceptance in new markets;

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31, 2024	March 31, 2023
Cash provided by (used in):
Operating activities	$(12,496)	$(7,466)
Investing activities	$(3,347)	$918
Financing activities	$10,218	$41

Operating Activities

Net loss of $13,662 for the six months ended March 31, 2024 was decreased by $2,367 of non-cash items that included share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, accretion of acquisition related liabilities and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in inventory of $128, an increase in prepaids and other assets of $4,425 and a decrease in accounts payable of $196. This was offset by a decrease in accounts receivable of $3,277 and an increase in accrued liabilities of $271.

Net loss of $6,910 for the six months ended March 31, 2023 was decreased by $2,774 of non-cash items that included share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, accretion of acquisition holdback liability, and inventory obsolescence. Cash used by operating activities reflected an increase in inventory of $3,469, and a decrease in accrued and other liabilities of $6,004, comprised of a decrease in the balances of customer deposits received, payment of the Canadian GST/HST and payment of incentive compensation earned in fiscal year 2022. This was offset by a $3,158 decrease in accounts receivable, a $1,840 decrease in prepaid expenses, and a $1,145 increase in accounts payable.

We had accounts receivable of $2,820 as of March 31, 2024, compared with $5,952 as of September 30, 2023. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of March 31, 2024 and September 30, 2023, our working capital was $10,331 and $13,949, respectively. The decrease in working capital was primarily due to the net loss this period and decrease in accounts receivable.

The decrease in working capital was primarily due to cash raised through financing activities, offset by Evertel acquisition related expenses, acquired liabilities and the fiscal year to date net loss.

Investing Activities

Our net cash used in investing activities was $3,347 for the six months ended March 31, 2024, compared with net cash provided by investing activities of $918 for the six months ended March 31, 2023. In the first six months of fiscal 2024, we increased our holdings in marketable securities by $1,522, compared with a decrease of $1,075 for the six months ended March 31, 2023.  Cash used in investing activities for acquisition of Evertel was $908 and cash used to pay the Amika holdback liability was $764. The Company also used $153 and $157 for the purchase of property and equipment during the six months ended March 31, 2024, and 2023, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2024.

Financing Activities

In the six months ended March 31, 2024, we received $10,318 through financing activities, compared with $41 provided by financing activities for the six months ended March 31, 2023. In the first six months of fiscal 2024, we received $10,449 in net proceeds from an offering of the Company’s common stock and used $12 to settle statutory tax withholding requirements upon vesting of restricted stock units. We also used $219 to pay contingent consideration in connection with the Evertel acquisition. In the first six months of fiscal 2023, we received $86 from the exercise of stock options and used $45 to settle statutory tax withholding requirements upon vesting of restricted stock units.

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

There were no shares repurchased during the six months ended March 31, 2024 and March 31, 2023. All repurchased shares have been retired and as of March 31, 2024 and $3.0 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

During the quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

GENASYS INC.

Date: May 15, 2024	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)