Form 10-Q
period 2024-06-30
Genasys Inc.
filed 2024-08-06
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on July 31, 2024 was 44,604,014.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30,
	2024	September 30,
	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,672	$8,665
Short-term marketable securities	4,046	1,481
Restricted cash	-	758
Accounts receivable, net of allowance for credit losses of $65	5,661	5,952
Inventories, net	7,315	6,501
Prepaid expenses and other	5,927	1,851
Total current assets	31,621	25,208

Long-term restricted cash	346	96
Property and equipment, net	1,373	1,551
Goodwill	13,235	10,282
Intangible assets, net	9,123	8,427
Operating lease right of use assets	3,307	3,886
Other assets	404	455
Total assets	$59,409	$49,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,562	$2,785
Accrued liabilities	7,683	7,466
Operating lease liabilities, current portion	1,026	1,008
Total current liabilities	12,271	11,259

Notes payable, at fair value	11,699	-
Warrant liability	3,104	-
Other liabilities, noncurrent	343	551
Operating lease liabilities, noncurrent	3,518	4,283
Total liabilities	30,935	16,093

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,604,014 and 37,211,071 shares issued and outstanding, respectively	-	-
Additional paid-in capital	125,350	110,379
Accumulated deficit	(96,406)	(76,062)
Accumulated other comprehensive loss	(470)	(505)
Total stockholders' equity	28,474	33,812
Total liabilities and stockholders' equity	$59,409	$49,905

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Product sales	$4,576	$12,593	$9,951	$31,651
Contract and other	2,591	1,669	7,316	4,311
Total revenues	7,167	14,262	17,267	35,962
Cost of revenues	3,383	7,567	9,827	19,510

Gross profit	3,784	6,695	7,440	16,452

Operating expenses
Selling, general and administrative	6,649	6,004	19,806	18,443
Research and development	2,496	2,141	7,218	6,357
Total operating expenses	9,145	8,145	27,024	24,800

Loss from operations	(5,361)	(1,450)	(19,584)	(8,348)

Other income (expense), net	(1,363)	1	(1,236)	(4)

Loss before income taxes	(6,724)	(1,449)	(20,820)	(8,352)
Income tax benefit	(42)	(26)	(476)	(18)
Net loss	$(6,682)	$(1,423)	$(20,344)	$(8,334)

Net loss per common share - basic and diluted	$(0.15)	$(0.04)	$(0.46)	$(0.23)
Weighted average common shares outstanding:
Basic and diluted	44,598,393	37,053,196	44,216,602	36,855,014

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(6,682)	$(1,423)	$(20,344)	(8,334)
Unrealized gain on marketable securities	1	21	8	71
Unrealized foreign currency (loss) gain	(26)	-	27	$297
Comprehensive loss	$(6,707)	$(1,402)	$(20,309)	$(7,966)

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2024	2023
Operating Activities:
Net loss	$(20,344)	$(8,334)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,193	1,918
Amortization of debt issuance costs	-	8
Warranty provision	(56)	54
Inventory obsolescence	139	184
Loss on disposition of fixed assets	6	-
Stock-based compensation	1,269	1,329
Gain on change in fair value of warrants	(21)	-
Loss on change in fair value of Term Loan	124	-
Defered income taxes	(525)	(26)
Amortization of operating lease right of use asset	584	577
Accretion of acquisition holdback liability	15	36
Remeasurement of acquisition contingent consideration	(16)	-

Changes in operating assets and liabilities:
Accounts receivable, net	434	(3,570)
Inventories, net	(952)	(2,127)
Prepaid expenses and other	(3,995)	1,755
Accounts payable	1,776	955
Accrued and other liabilities	(641)	(5,581)
Net cash used in operating activities	(20,010)	(12,822)

Investing Activities:
Purchases of marketable securities	(11,796)	(3,641)
Proceeds from maturities of marketable securities	9,240	6,949
Cash paid for acquisitions net of cash acquired	(908)	-
Cash paid for asset purchase holdback liability	(764)	-
Capital expenditures	(161)	(229)
Net cash (used in) provided by investing activities	(4,389)	3,079

Financing Activities:
Proceeds from issuance of Term Loan and warrants, net of issuance cost	13,698	-
Proceeds from exercise of stock options	-	87
Proceeds from offering of common stock, net of issuance costs	10,449	-
Payment of contingent consideration	(219)	-
Shares retained for payment of taxes in connection with the exercise of stock options	-	(207)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(12)	(45)
Net cash provided by (used in) financing activities	23,916	(165)
Effect of foreign exchange rate on cash	(18)	71
Net decrease in cash, cash equivalents, and restricted cash	(501)	(9,837)
Cash, cash equivalents and restricted cash, beginning of period	9,519	13,659
Cash, cash equivalents and restricted cash, end of period	$9,018	$3,822

	-	-
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$8,672	$2,971
Restricted cash, current portion	-	755
Long-term restricted cash	346	96
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$9,018	$3,822

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2024	2023
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$8	$71
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$-	$(416)
Initial measurement of operating lease right of use assets	$-	$79
Initial measurement of operating lease liabilities	$-	$79
Shares surrendered from stock option exercises	$-	$300
Obligation to issue common stock in connection with the Evertel acquisition	$(685)	$-
Shares issued in connection with the Evertel acquisition	$(1,924)	$-
Settlement of contingent consideration in shares of common stock	$(656)	$-
Holdback liability payable in connection with the Evertel acquisition	$(245)	$-
Accrued term loan and warrant issuance cost not paid	$(119)	$-

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

Principles of consolidation

The Company has eight wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”), Genasys Communications Canada ULC (“Genasys Canada”), Genasys Singapore PTE Ltd, Genasys Puerto Rico, LLC, Zonehaven LLC, Evertel Technologies LLC, and Genasys Inc. (branch) in the United Arab Emirates and one currently inactive subsidiary, Genasys America de CV. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2024, the amount of cash and cash equivalents was $8,672. As of September 30, 2023, the amount of cash and cash equivalents was $8,665.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of June 30, 2024, restricted cash was $346. As of September 30, 2023, restricted cash was $854.

Accounts receivable and allowance for credit losses

The Company adopted Accounting Standards Update (“ASU”) No. 2019-10, Financial Instruments – Credit Losses (“ASC 326”), as of October 1, 2023. This new standard adds to U.S. GAAP an impairment model, known as the current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timelier recognition of losses. Under the CECL model, entities estimate credit losses over the entire contractual term from the date of initial recognition of the financial instrument. The standard only impacts the Company’s trade receivables. The Company adopted the accounting standard as of October 1, 2023. There was no cumulative effect adjustment, and the adoption of this standard did not have a material impact on the consolidated financial statements or existing internal controls.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company’s allowance for credit losses was $65 as of June 30, 2024 and September 30, 2023.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Reclassifications

Where necessary, certain prior year’s information has been reclassified to conform to the current year’s presentation.

Term Loan

The Company determined that it is eligible for the fair value option (“FVO”) election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan. At the date of issuance, the fair value of the Term Loan was estimated using a discounted cash flow method. Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the three months ended June 30, 2024. Under the fair value option, debt issuance costs are recorded in other expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Warrants

The warrants issued in conjunction with the Term Loan are classified as liabilities under ASC 815-40 due to not being indexed to the Company’s stock. The warrants are measured at fair value using Monte Carlo simulation to capture the down-round provision in the warrant agreement. Changes in fair value of the warrants, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period.

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

Accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for the Company’s annual periods beginning October 1, 2024, and interim periods beginning October 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact the updated standard will have on disclosures within the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. The standard is effective for fiscal years beginning after December 15, 2024, which means it will be effective for the Company’s fiscal years beginning October 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact the updated standard will have on the consolidated financial statements.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The consideration consisted of the following:

Cash paid	$923
Common stock issued	2,082
Contingent consideration	890
Acquisition holdback liability	230
Common stock to be issued	527
Working capital adjustment	(15)
$4,637

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 986,486 shares of the Company’s common stock to the former owners of Evertel. The fair value of the Company’s stock on the closing date was $1.95, resulting in the addition of $1,924 to additional-paid-in-capital. The contingent consideration liability is a current liability and recorded in the current portion of accrued liabilities. Under the terms of the Purchase Agreement, the Company recorded a $158 credit to additional-paid-in-capital and an addition to goodwill as this is consideration transferred to the former owners of Evertel during the second quarter of 2024, and the Company issued common stock to the former owners of Evertel and three key employees during the third quarter of 2024 to settle the obligation. The Company also recorded a holdback liability and an obligation to issue common stock as security for potential indemnification claims against the seller. The holdback liability and the common stock will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded as a current liability at $230, which represented the fair value of the holdback liability as of the acquisition date. The fair value of the holdback liability has and will be adjusted each reporting period with the change in fair value recorded in the condensed consolidated statement of operations. The obligation to issue common stock was recorded as a credit to additional paid in capital for $527 on the acquisition date. During the second quarter of 2024, the Company and the former owners of Evertel, agreed on a working capital adjustment that resulted in a payment of $15 to the Company.

The Company incurred $113 in expenses related to this transaction. $39 of the expenses were incurred in the fourth quarter of fiscal year 2023, $12 in the first fiscal quarter of 2024, and $62 in the second fiscal quarter of 2024. The expense was recorded in selling, general and administrative expenses in the consolidated statement of operations.

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

As of June 30, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration decreased $16 due to remeasurement adjustments. As of June 30, 2024, no contingent consideration liability remained outstanding.

The Company has included the operating results of Evertel in continuing operations in its unaudited condensed consolidated financial statements since the acquisition date. $291 in net revenues and $72 in net loss of Evertel were included in the unaudited condensed consolidated financial statements for the three months ending June 30, 2024, and $706 in net revenues and $504 in net loss of Evertel were included in the unaudited condensed consolidated financial statements for the nine months ended June 30, 2024.

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

Multiple performance obligation arrangements

The Company has entered into a number of multiple performance obligation arrangements, such as the sale of a product or perpetual licenses that may include maintenance and support (included in the price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple performance obligation arrangements, the Company uses either the stand-alone selling price or an expected cost-plus margin approach to determine the fair value of each performance obligation within the arrangement, including software and software-related services such as maintenance and support. In general, performance obligations in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of June 30, 2024 and September 30, 2023, including the change between the periods. There were no contract assets as of June 30, 2024 and September 30, 2023. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2023	$766	$3,254	$4,020
New performance obligations	3,485	5,703	9,188
Recognition of revenue as a result of satisfying performance obligations	(3,393)	(5,044)	(8,437)
Effect of exchange rate on deferred revenue	-	(2)	(2)
Balance as of June 30, 2024	$858	$3,911	$4,769
Less: non-current portion	-	(343)	(343)
Current portion as of June 30, 2024	$858	$3,568	$4,426

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,769. The Company expects to recognize revenue on approximately $4,426 or 93% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

6.   FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist principally of cash equivalents, short and long-term marketable securities, accounts receivable, accounts payable, Term Loan debt, and warrant liabilities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The valuation techniques used to measure the Term Loan debt and warrant liabilities were determined based on Level 3 inputs not observable in the market and significant to the instruments’ valuations. Refer to Note 12, Term Loan and Warrant Liabilities, for additional information regarding the valuation techniques and significant inputs used.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Other than the Term Loan and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of June 30, 2024. The Company did not have any financial instruments in the Level 3 category as of September 30, 2023. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2024 and September 30, 2023.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2024, and September 30, 2023. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	June 30, 2024
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$4,423	-	-	4,423	4,423	-	-

Level 2:
Certificates of deposit	302	-	-	302	-	302	-
Municipal securities	1,431	1	-	1,432	-	1,432	-
Corporate bonds	2,315	-	(3)	2,312	-	2,312	-
Subtotal	4,048	1	(3)	4,046	-	4,046	-

Total	$8,471	$1	$(3)	$8,469	$4,423	$4,046	$-

	September 30, 2023
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$2,307	$-	$-	$2,307	$2,307	$-	$-

Level 2:
Certificates of deposit	301	-	-	301	-	301	-
Municipal securities	926	-	(7)	919	-	919	-
Corporate bonds	264	-	(3)	261	-	261	-
Subtotal	1,491	-	(10)	1,481	-	1,481	-

Total	$3,798	$-	$(10)	$3,788	$2,307	$1,481	$-

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on available-for-sale debt securities was $3 as of June 30, 2024, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$-	$-	$-	$-	$-	$-
U.S. government agency bonds	-	-	-	-	-	-
Municipal securities	806	-	-	-	806	-
Corporate bonds	2,312	(3)	-	-	2,312	(3)
	$3,118	$(3)	$-	$-	$3,118	$(3)

	As of September 30, 2023
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$-	$-	$-	$-	$-	$-
U.S. government agency bonds	-	-	-	-	-	-
Municipal securities	684	(2)	235	(5)	919	(7)
Corporate bonds	-	-	261	(3)	261	(3)
	$684	$(2)	$496	$(8)	$1,180	$(10)

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

The following table presents nonfinancial assets that were subject to fair value measurement during the nine months ended June 30, 2024. There were no business combinations or indicators of impairment during the twelve months ended September 30, 2023.

		Fair Value Measurements at June 30, 2024
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain/(Loss)
Intangible assets from Evertel acquisition	$2,550	$-	$-	$2,550	$-
Goodwill from Evertel acquisition	$2,923	$-	$-	$2,923	$-

Contingent consideration liability : In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. A payment of up to $1,050 is payable based on future performance. The contingent consideration liability was recorded at the fair value of $890 as of the acquisition date. The Company engaged independent valuation experts to assist in determining the fair value of the contingent consideration. During each reporting period, the Company will adjust the contingent consideration liability as performance criteria are achieved. The change in fair value is recorded in the accompanying consolidated statement of operations.

As of June 30, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration decreased $16 due to remeasurement adjustments. As of June 30, 2024, there was no remaining contingent consideration liability.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The changes in the carrying amount of the contingent consideration liability were as follows:

Value as of acquisition date	$890
Remeasurement estimate	(16)
Settlement of contingent consideration liability	(874)
Balance as of June 30, 2024	$-

Acquisition holdback liability: In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential future misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value, which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of acquisition date	$230
Accretion	15
Balance as of June 30, 2024	$245

7.  INVENTORIES, NET

Inventories, net consisted of the following:

	June 30,	September 30,
	2024	2023
Raw materials	$4,915	$5,086
Finished goods	1,503	1,029
Work in process	1,869	1,218
Inventories, gross	8,286	7,333
Reserve for obsolescence	(971)	(832)
Inventories, net	$7,315	$6,501

8.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	September 30,
	2024	2023
Office furniture and equipment	$1,671	$1,582
Machinery and equipment	1,480	1,441
Leasehold improvements	2,312	2,302
Construction in progress	4	-
Property and equipment, gross	5,467	5,325
Accumulated depreciation	(4,094)	(3,774)
Property and equipment, net	$1,373	$1,551

Depreciation and amortization expense for property and equipment was $113 and $111 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense for property and equipment was $335 for both the nine months ended June 30, 2024 and 2023.

9.  GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of June 30, 2024 and September 30, 2023, goodwill was $13,235 and $10,282, respectively. During the nine months ended June 30, 2024, $2,923 was added to goodwill as a result of the Evertel acquisition. There were no additions or impairments to goodwill during the twelve months ended September 30, 2023.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The changes in the carrying amount of goodwill by segment as of June 30, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$-	$10,282	$10,282
Acquisitions	-	2,923	2,923
Currency translation	-	30	30
Balance as of June 30, 2024	$-	$13,235	$13,235

The changes in the carrying amount of intangible assets by segment as of June 30, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$17	$8,410	$8,427
Acquisitions	-	2,550	2,550
Amortization	(2)	(1,856)	(1,858)
Currency translation	-	4	4
Balance as of June 30, 2024	$15	$9,108	$9,123

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $34.

The Company’s consolidated intangible assets consisted of the following:

	June 30,	September 30,
	2024	2023
Technology	$14,228	$11,930
Customer relationships	2,058	1,790
Trade name portfolio	608	605
Non-compete agreements	226	223
Patents	72	72
	17,192	14,620
Accumulated amortization	(8,069)	(6,193)
	$9,123	$8,427

As of June 30, 2024, future amortization expense is as follows:

Fiscal year ending September 30,
2024 (remaining three months)	618
2025	2,357
2026	2,222
2027	2,048
2028	1,220
Thereafter	658
Total estimated amortization expense	$9,123

Amortization expense was $619 and $525 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $1,858 and $1,583 for the nine months ended June 30, 2024 and 2023, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

10.  PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2024	2023
Deposits for inventory	$4	$301
Prepaid insurance	276	264
Dues and subscriptions	488	261
Prepaid professional services	450	136
Prepaid commissions	515	417
Bid guarantee deposit	3,500	-
Trade shows and travel	120	150
Canadian goods and services and harmonized sales tax receivable	76	123
Other	498	199
	$5,927	$1,851

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

11.  ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2024	2023
Payroll and related	$2,074	$2,237
Deferred revenue	3,568	2,703
Customer deposits	858	766
Accrued contract costs	862	825
Warranty reserve	76	132
Asset purchase holdback liability	-	736
Acquisition holdback liability	245	-
Other	-	67
Total	$7,683	$7,466

Other liabilities-noncurrent consisted of the following:

	June 30,	September 30,
	2024	2023
Deferred revenue	$343	$551

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of June 30, 2024, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending June 30, 2025.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending June 30, 2025.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	June 30,	September 30,
	2024	2023
Balnce as of September 30, 2023	$132	$159
Warranty provision	(35)	40
Warranty settlements	(21)	(67)
Balance as of June 30, 2024	$76	$132

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

Acquisition holdback liability

In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential misrepresentation and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value, which was the fair value at the acquisition date. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations.

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

12.  TERM LOAN AND WARRANT LIABILITIES

On May 13, 2024, the Company entered into a term loan and security agreement, pursuant to which the Company received $14,700 in cash proceeds in exchange for a $15,000 term loan (“Term Loan”) and the issuance of warrants to purchase up to 3,068,182 shares of the Company’s common stock (“Warrants”). Because the Term Loan and Warrants were determined to be freestanding financial instruments both recorded subsequently at fair value, the proceeds received were allocated to each instrument on a relative fair value basis.

Term Loan

The principal of the Term Loan is $15,000 and is payable upon maturity on May 13, 2026. The Term Loan provides a two percent original issue discount to the lenders. The Company is required to make quarterly interest payments on the Term Loan. The Company may elect to pay quarterly interest on the Term Loan based on the three-month Secured Overnight Financing Rate ("SOFR") plus five percent (5%) in cash or the Company may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of the Company’s common stock. The Company may voluntarily redeem the Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value. The Term Loan includes financial covenants and contains other customary affirmative and negative covenants and events of default. All obligations under the Term Loan are secured by substantially all of the Company’s assets. As of June 30, 2024, the Company was in compliance with all financial and reporting covenants of the Term Loan.

The Company determined that the Term Loan was eligible for the FVO and accordingly elected the FVO for the Term Loan. This election was made because of operational efficiencies in valuing and reporting for the Term Loan instrument in its entirety at each reporting date. As a result of electing the FVO, the Term Loan was recorded at fair value with subsequent remeasurements at fair value each reporting period. The Company recognizes the resulting gain or loss related to changes to the fair value of the Term Loan on the condensed consolidated statements of operations within other income (expense). The change in fair value related to the accrued interest components of the Term Loan is also included within other income (expense) on the condensed consolidated statement of operations. Direct costs and fees related to the Term Loan were expensed as incurred within other income (expense) on the condensed consolidated statement of operations.

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Term Loan at issuance and subsequently at each reporting date. The fair value of the Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The significant fair value assumption is the discount rate, which was 27.2% and 27.0% as of May 13, 2024 and June 30, 2024, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

A summary of the changes in the fair value of the Term Loan Level 3 rollforward is as follows:

Three Months Ended
June 30, 2024
Beginning Balance	$-
Transfer in	11,575
Change in fair value related to non-credit risk in net income	124
Change in fair value related to credit risk in OCI	-
Fair value as of June 30, 2024	$11,699

Warrant Liabilities

The Company issued Warrants to the lenders to purchase up to 3,068,182 shares of the Company’s common stock at an initial exercise price of $2.53 per share, subject to certain adjustments. The Warrants are exercisable upon issuance through May 13, 2029 and may be exercised via cashless exercise.

The Warrants are recognized as liabilities in the condensed consolidated balance sheet and are subject to remeasurement at each balance sheet date from issuance. Any change in fair value is recognized in other income (expense) within the condensed consolidated statement of operations.

The Company utilized the Monte Carlo simulation model to determine the fair value of the warrant liabilities at issuance and subsequently at each reporting date. The fair value of the warrant liabilities is the present value of the warrant payoff at expiration; discounted at the risk-free rate. The fair value of the warrant liabilities was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	May 13,	June 30,
	2024	2024
Discount Rate	4.5%	4.3%
Volatility	55.0%	56.0%

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

Three Months Ended
June 30, 2024
Beginning Balance	$-
Transfer in	3,125
Change in fair value in net income	(21)
Fair value as of June 30, 2024	$3,104

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The tables below show the operating lease ROU assets and liabilities as of September 30, 2023, and the balances as of June 30, 2024, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2023	$3,886
Less amortization of operating lease ROU assets	(584)
Effect of exchange rate on operating lease ROU assets	5
Operating lease ROU assets as of June 30, 2024	$3,307

Operating lease liabilities
Operating lease liabilities at September 30, 2023	$5,291
Less lease principal payments on operating lease liabilities	(752)
Effect of exchange rate on operating lease liabilities	5
Operating lease liabilities as of June 30, 2024	4,544
Less non-current portion	(3,518)
Current portion as of June 30, 2024	$1,026

As of June 30, 2024, the Company’s operating leases have a weighted-average remaining lease term of 4.1 years and a weighted-average incremental borrowing rate of 4.16%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2024 (remaining three months)	$303
2025	1,182
2026	1,197
2027	1,218
2028	1,047
Thereafter	-
Total undiscounted operating lease payments	4,947
Less imputed interest	(403)
Present value of operating lease liabilities	$4,544

For the three months ended June 30, 2024 and 2023, total lease expense under operating leases was approximately $245 and $250, respectively. For the nine months ended June 30, 2024 and 2023, total lease expense under operating leases was approximately $736 and $753, respectively. The Company recorded $7 and $19 in short-term lease expense during the three and nine months ended June 30, 2024, respectively. The Company recorded $5 and $14 in short-term lease expense during the three and nine months ended June 30, 2023, respectively.

14.  INCOME TAXES

The Company’s effective tax rate for the nine months ended June 30, 2024 and 2023 was 2.3% and 0%, respectively.

The income tax benefit of $476 for the nine months ended June 30, 2024 is primarily attributable to the partial release of $525 of U.S. valuation allowance in conjunction with the acquisition of Evertel as the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed, refer to Note 4, Business Combinations, for additional information. For the nine months ended June 30, 2023, the Company recorded an income tax benefit of $18 related to a prior year foreign income tax expense true-up.

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

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the nine months ended June 30, 2024, the Company recorded $121 in bonus expense. In the nine months ended June 30, 2023, the Company recorded $762 of bonus expense.

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

The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to the seller of the Amika Mobile assets. During the year ended September 30, 2023, the Company issued 69,564 shares of common stock to the seller of the Amika Mobile assets. There were69,564 remaining shares of the Company’s common stock subject to issuance under this obligation as of September 30, 2023. These shares were issued on October 2, 2023.

Evertel Acquisition

In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. A payment of up to $1,050 is payable based on future performance. The contingent consideration liability was recorded at the fair value as of the acquisition date. The Company engaged independent valuation experts to assist in determining the fair value of this contingent consideration. As of June 30, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration decreased $16 due to remeasurement adjustments. As of June 30, 2024, no contingent consideration liability remained outstanding.

Also, in connection with the Evertel acquisition, the Company recorded a holdback liability related to potential misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value which was the fair value at the acquisition date. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The fair value was $245, as of June 30, 2024.

The Company also agreed to issue 270,270 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital.

16.  SHARE-BASED COMPENSATION

Stock option plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of June 30, 2024, there were options and restricted stock units outstanding covering 3,638,799 shares of common stock under the 2015 Equity Plan, respectively, and 2,427,840 shares of common stock available for grant, for a total of 6,066,639 shares of common stock authorized and unissued under the equity plans.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 942,250 stock options granted during the nine months ended June 30, 2024. There were 1,849,500 stock options granted during the nine months ended June 30, 2023. The weighted average estimated fair value of employee stock options granted during the nine months ended June 30, 2024 and 2023, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Nine Months Ended
	June 30,
	2024	2023
Volatility	57.7%	52.1%
Risk-free interest rate	4.3%	4.0%
Dividend yield	0.0%	0.0%
Expected term in years	4.2	5.8

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

As of June 30, 2024, there was approximately $1,654 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.0 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-based stock options

On August 10, 2022, the Company granted performance-based stock options to purchase up to 750,000 shares of the Company’s common stock to a key member of management, with a contractual term of seven years. During the year ended September 30, 2023, these options were forfeited due to a voluntary termination of employment. The Company did not record compensation expense related to these options.

On October 8, 2022, the Company awarded performance-based stock options to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026, including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company has not recorded compensation expense related to these options.

On March 20, 2023, the Company granted performance-based stock options to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved for compensation expense to be recognized. The Company recorded $127 of compensation expense related to these options during the nine months ended June 30, 2024.

The Company did not grant any performance-based stock options during the nine months ended June 30, 2024.

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

On March 14, 2023, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that vested on the first anniversary of the grant date. These RSUs were granted at a market value of $417 and have been expensed on a straight-line basis through the March 14, 2024 vest date. On March 14, 2024, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These RSUs were granted at a market value of $215 and have and will be expensed on a straight-line basis through the March 14, 2025 vest date. On June 3, 2024, each of the two new non-employee members of the Board of Directors received a grant of 23,654 RSUs that will vest on March 14, 2025. These were issued at a market value of $91 and have and will be expensed on a straight-line basis through the March 14, 2025 vest date.

Compensation expense for RSUs was $134 and $211 for the three months ended June 30, 2024 and 2023, respectively. Compensation expense for RSUs was $705 and $759 for the nine months ended June 30 2024 and 2023, respectively. As of June 30, 2024, there was approximately $611 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.0 years.

A summary of the Company’s RSUs as of June 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2023	379,597	$3.94
Granted	286,019	$2.04
Released	(355,024)	$3.53
Forfeited/cancelled	(37,533)	$2.25
Outstanding June 30, 2024	273,059	$2.72

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of June 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2023	2,904,522	$3.19
Granted	942,250	$1.73
Forfeited/expired	(481,032)	$2.91
Exercised	-	$-
Outstanding June 30, 2024	3,365,740	$2.82
Exerciseable June 30, 2024	1,096,854	$3.52

Options outstanding are exercisable at prices ranging from $1.51 to $6.87 per share and expire over the period from 2024 to 2030 with an average life of 4.9 years. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 was $368 and $37, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.12 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2024 was $0 and proceeds from these exercises was $0. The total intrinsic value of stock options exercised during the nine months ended June 30, 2023 was $762 and proceeds from these exercises was $87.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table summarized information about stock options outstanding as of June 30, 2024:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.51	-	$1.76	900,375	5.60	$1.71	103,125	$1.75
$2.20	-	$2.68	133,000	6.30	$2.51	7,500	$2.64
$2.69	-	$2.69	1,000,000	5.27	$2.69	100,000	$2.69
$3.09	-	$6.87	1,332,365	4.02	$3.71	886,229	$3.82
			3,365,740	4.90	$2.82	1,096,854	$3.52

The Company recorded $166 and $181 of stock option compensation expense for employees, directors and consultants for the three months ended June 30, 2024 and 2023, respectively. The Company recorded $565 and $566 of stock option compensation expense for employees, directors and consultants for the nine months ended June 30, 2024 and 2023, respectively.

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenues	$27	$19	$69	$80
Selling, general and administrative	243	351	1071	1171
Research and development	29	26	129	78
	$299	$396	$1,269	$1,329

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

17.  STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2024 and 2023, respectively (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812
Share-based compensation expense	-	-	446	-	-	446
Issuance of common stock upon offering, net of issuance costs	5,750,000	57	10,449	-	-	10,449
Issuance of common stock upon vesting of restricted stock units	10,000	-	-	-	-	-
Issuance of common stock in business combination	986,486	10	1,924	-	-	1,924
Obligation to issue common stock	-	-	527	-	-	527
Release of obligation to issue common stock	69,564	1	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	119	119
Net loss	-	-	-	(6,724)	-	(6,724)
Balance as of December 31, 2023	44,027,121	$440	$123,725	$(82,786)	$(386)	$40,553

Share-based compensation expense	-	$-	$524	$-	$-	$524
Issuance of common stock upon vesting of restricted stock units	229,233	2	-	-	-	-
Shares retained for payment of taxes in connection with settlement of restricted stock units	(6,846)	-	(12)	-	-	(12)
Settlement of contingent consideration in shares of common stock	236,343	3	656	-	-	656
Obligation to issue common stock	-	-	158	-	-	158
Accumulated other comprehensive loss	-	-	-	-	(59)	(59)
Net loss	-	-	-	(6,938)	-	(6,938)
Balance as of March 31, 2024	44,485,851	$445	$125,051	$(89,724)	$(445)	$34,882

Share-based compensation expense	-	$-	$299	$-	$-	$299
Issuance of common stock upon vesting of restricted stock units	7,080	-	-	-	-	-
Settlement of contingent consideration in shares of common stock	111,083	1		-	-	-
Accumulated other comprehensive loss	-	-	-	-	(25)	(25)
Net loss	-	-	-	(6,682)	-	(6,682)
Balance as of June 30, 2024	44,604,014	$446	$125,350	$(96,406)	$(470)	$28,474

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

Common stock activity

During the nine months ended June 30, 2024, there were no exercises of stock options and the Company issued 348,178 shares of common stock in connection with the vesting of RSUs. During the nine months ended June 30, 2023, the Company issued 258,871 shares of common stock and received gross proceeds of $87 in connection with the exercise of stock options and the Company issued 253,012 shares of common stock in connection with the vesting of RSUs.

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

Under the terms of the Purchase Agreement, the Company recorded an obligation to issue 81,083 shares of common stock to the former owners of Evertel and three key employees during the three months ended June 30, 2024, resulting in an addition of $158 to additional-paid-in-capital. Also, in connection with the Evertel acquisition, the Company agreed to issue 270,270 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company was obligated to issue was 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. The Company issued 69,564 shares to the former owners of the Amika Mobile assets during each of the years ended September 30, 2023 and 2022. During the three months ended December 31, 2023, the Company issued the final 69,564 shares to the former owners of the Amika Mobile assets.

Share buyback program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5,000 of its outstanding common shares.

There were no shares repurchased during the nine months ended June 30, 2024 and 2023. All repurchased shares have been retired.

Dividends

There were no dividends declared in the nine months ended June 30, 2024 and 2023.

18.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net loss	$(6,682)	$(1,423)	$(20,344)	$(8,334)

Basic and diluted loss per share	$(0.15)	$(0.04)	$(0.46)	$(0.23)

Weighted average shares outstanding - basic	44,598,393	37,053,196	44,216,602	36,855,014
Assumed exercise of dilutive options	-	-	-	-
Weighted average shares outstanding - diluted	44,598,393	37,053,196	44,216,602	36,855,014

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,365,740	3,287,772	3,365,740	3,287,772
RSU	273,059	385,429	273,059	385,429
Obligation to issue common stock	270,270	69,564	270,270	69,564
Warrants	3,068,182	-	3,068,182	-
Total	6,977,251	3,742,765	6,977,251	3,742,765

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table presents the Company’s segment disclosures:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from external customers
Hardware	$5,108	$13,324	$12,053	$33,269
Software	2,059	938	5,214	2,693
	$7,167	$14,262	$17,267	$35,962

Intersegment revenues
Hardware	$-	$-	$-	$-
Software	1,022	1,423	4,047	4,005
	$1,022	$1,423	$4,047	$4,005

Segment operating loss
Hardware	$(1,920)	$2,302	$(7,867)	$2,661
Software	(3,441)	(3,752)	(11,717)	(11,009)
	$(5,361)	$(1,450)	$(19,584)	$(8,348)

Other expenses:
Depreciation and amortization expense
Hardware	$114	$97	$338	$297
Software	633	539	1,900	1,621
	$747	$636	$2,238	$1,918

Income tax expense (benefit)
Hardware	$(8)	$-	$(13)	$8
Software	(34)	(26)	(463)	(26)
	$(42)	$(26)	$(476)	$(18)

	June 30,	September 30,
	2024	2023
Long-lived assets
Hardware	$1,274	$1,427
Software	9,222	8,551
	$10,496	$9,978

Total assets
Hardware	$35,227	$28,878
Software	24,182	21,027
	$59,409	$49,905

20.  MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended June 30, 2024, revenues from one customer accounted for 45% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2024, revenues from one customer accounted for 23% of total revenues with no other single customer accounting for more than 10% of revenues. As of June 30, 2024, accounts receivable from two customers accounted for 40% and 17% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $6,165 and $12,177 for the three months ended June 30, 2024 and 2023, respectively. Revenue from customers in the United States was $12,389 and $29,526 for the nine months ended June 30, 2024 and 2023, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

The following table summarizes revenues by geographic region.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Americas	$6,220	$13,189	$12,837	$32,371
Asia Pacific	208	491	1,029	1,795
Europe, Middle East and Africa	739	582	3,401	1,796
Total Revenues	$7,167	$14,262	$17,267	$35,962

The following table summarizes long-lived assets by geographic region.

	June 30,	September 30,
	2024	2023
United States	$10,291	$9,624
Americas (excluding the United States)	3	7
Europe, Middle East and Africa	202	347
Total long lived assets	$10,496	$9,978

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

Overview

We are a global provider of Protective Communications solutions, including our Genasys Protect software platform and LRAD® Long Range Acoustic Devices. Our unified software platform receives information from a wide variety of sensors and IoT inputs to collect real-time information on developing and active emergency situations. Genasys’ customers use this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

The platform includes:

Software Products

Genasys Protect

The Complete Protective Communications Platform

Genasys Protect combines the most comprehensive suite of solutions that facilitate preparedness, responsiveness, and analytics to keep people, operations and assets protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

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

3.

Predictive Simulation: Genasys Protect is designed to assist customers test response plans preemptively with advanced simulation of evacuation-level events, including fires and floods, and their impact on infrastructure, including traffic patterns and perimeter establishment.

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
6.

Multi-channel: Genasys Protect is designed to empower customers to saturate their notification area by simultaneously alerting people across SMS, voice calls, social media, TV, radio, digital signage, and outdoor acoustic devices to ensure the maximum number of people receive critical notifications.

7.

Network Effect: Implementation in neighboring municipalities as well as across public and private-sector organizations within the same municipality extends coverage and provides greater precision when notifying people of threats.

Genasys ALERT

ALERT is an interactive, cloud-based Software as a Service (SaaS) solution that enables SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications to the public can be enhanced via Genasys ACOUSTICS, while ALERT communications among first responders and emergency personnel can be augmented and accelerated with Genasys CONNECT (formerly Evertel). ALERT customers can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using emails, voice calls, text messages, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning Systems (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

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

Genasys EVAC

EVAC empowers responding agencies to react swiftly, make collaborative decisions, and communicate event status in real-time to other agencies, businesses, and the public. EVAC determines and communicates the proper scope of a response or evacuation by replacing guesswork with data-driven intelligence. EVAC enhances safety levels for first responders, communities, and large campuses by providing:

●	intelligent zones to improve evacuation planning and communication. EVAC users can build, edit, and act upon geographical location data, including shelters, facilities, and traffic;

●	modeling behaviors to plan for effective responses and/or evacuation scenarios covering emergencies that include wildfires, floods, active shooters, hurricanes, and more;

●	actionable communication through the Genasys Protect mobile app to keep people informed before, during, and after a critical event;

●	a common operating picture across agencies to reduce response times by 90%; and

●	targeted alerting across multiple channels, including voice-based mass notification speaker system for timely, efficient evacuation and public safety notifications.

Genasys CONNECT

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

Hardware

Genasys ACOUSTICS

ACOUSTICS unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the mass notification industry's highest Speech Transmission Index, large directional and omni-directional broadcast coverage areas, and an array of options including solar power, battery backup, and satellite connectivity that facilitate continual ACOUSTICS operation when power and telecommunications infrastructure goes down.

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

LRAD

LRAD is the world’s leading acoustic hailing device (AHD), with the ability to project audible alert tones and voice messages with exceptional clarity in a 30° beam from close range out to 5,500 meters. LRAD systems are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, determine intent, establish large safety zones, de-escalate uncertain situations, alleviate the use of force, and save lives. LRADs have been deployed in numerous defense, law enforcement, public safety, maritime, oil & gas and critical infrastructure security installations, and applications where clear and intelligible voice communications are essential.

Several LRAD models are available in varying audio outputs, communication coverage areas, sizes, and functionalities. Several options and accessories (power pack, searchlights, mounts, and more) are also available to enhance LRAD capabilities.

All LRAD systems are defined by unparalleled audio output and clarity. LRAD systems use Genasys' proprietary XL driver technology, which generates higher audio output in smaller, lighter form factors. The technology also helps ensure voice messages and alert tones cut through background noise and are clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the global AHD industry.

Recent Developments

Business developments since September 30, 2023:

•	Awarded critical infrastructure project to engineer, procure and build a Genasys Protect for 37 dams in Puerto Rico

•

Expanded Board of Directors to include Bill Dodd, retiring California State Senator, Craig Fugate, former Administrator of the Federal Emergency Management Agency, and Mark Culhane, who served as the Chief Financial Officer of numerous public and private companies

•	Awarded LRAD systems order from Damen Schelde Naval Shipbuilding B.V. (Damen) for the German Navy’s new F-126 frigates, the largest shipbuilding project in the history of the German Navy

•	Received $2.7 million LRAD systems contract from U.S. Navy as part of the Navy’s ongoing replacement of first generation LRADs on surface vessels

•	Entered into $15 million two-year term loan agreement (the “Term Loan”)

•

Partnered with 8 other companies in Project AWARE - a European Union-funded project to extend reception and processing of emergency warning messages from the Galileo Emergency Warning Satellite Service to display panels, indoor warning systems, and ACOUSTICS devices

•	Expanded Genasys EVAC coverage to include all of Los Angeles County, CA under a five-year contract

•	Awarded $2.7 million in initial and follow-on orders under a multi-phase program to deploy LRADs on naval ships and shore installations of a Middle Eastern country

•	Partnered with Ladris Technologies, Inc., an artificial intelligence provider, to deliver comprehensive disaster evacuation modeling solutions across North America and Europe

•	Received $1.0 million contract from the U.S. Army for Common Remotely Operated Weapon Station (“CROWS”) LRAD integration prototypes

•	Completed acquisition of Evertel Technologies, subsequently rebranded as Genasys CONNECT

•	Closed $11.5 million underwritten public offering of common stock

Revenues for the Company’s third quarter of fiscal 2024, were $7,167, a decrease from $14,262 in the third quarter of fiscal 2023. Software revenue of $2,059 increased $1,121 over the prior year quarter, offset by a decrease of $8,216 in hardware revenue. Third quarter hardware revenue in the prior year included $8,612 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. Gross profit decreased, compared to the same quarter in the prior year, as a result of lower hardware revenue and reduced overhead absorption, partially offset by an increased higher margin software revenue in this year’s quarter. Operating expenses in the quarter ended June 30, 2024, increased to $9,145, compared with $8,145 in the same period in the prior year. We reported a net loss of $6,682 for the third quarter of fiscal 2024, or $(0.15) per share, compared with a net loss of $1,423, or $(0.04) per share, for the same quarter in the prior year.

In the last six years, the Company has recognized revenue under a $110,000 U.S. Army program of record for Long Range Acoustic Devices. Final deliveries under this program occurred in the fourth quarter of fiscal year 2023. A new, larger multiyear program was approved by Congress in late March 2024, as part of this year’s Defense budget.  Due to the timing of the budget passage, and common hurdles in the initial procurement and purchase order process, revenues are not anticipated to begin until after the current fiscal year. Historically, hardware revenue has been characterized by large and inconsistent orders that in aggregate have been a generator of cash for the Company. We continue to be optimistic about our future with the fully funded award of a contract of up to $75,000 to engineer, procure and build an Early Warning System (EWS) for Puerto Rico. We anticipate a majority of revenue from this contract will be realized in our fiscal years 2025 and 2026. In addition, we continue to invest in our Genasys Protect software platform with a significant win this year in Los Angeles County, in addition to wins in other counties in California, Colorado, Utah, and Oregon. The early-stage Software segment continues to generate operating losses; however, revenue continues to grow year over year and segment operating loss has improved incrementally from 2023. With the delay in hardware orders and continued investment in software, the Company’s operating activities have used $21,012 of cash in the first nine months of this fiscal year. To address the ongoing cash needs, the Company completed a follow-on equity offering for $11.5 million in October of 2023, and signed a $15,000, two-year senior secured Term Loan agreement in May. This capital activity is expected to enable the Company to continue operations and return to expected growth in annual revenue and generation of cash from operations through the emergency notification system for Puerto Rico and the new CROWS program for the U.S. Department of Defense.

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

We intend to continue pursuing domestic and international business opportunities with the support of key representatives and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes continuing to pursue further U.S. military opportunities. We also plan to pursue domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, critical infrastructure protection, and wildlife preservation business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

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

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through June 30, 2024, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended
	June 30, 2024		June 30, 2023
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$4,576	63.8%	$12,593	88.3%	$(8,017)	(63.7%)
Contract and other	2,591	36.2%	1,669	11.7%	922	55.2%
Total revenues	7,167	100.0%	14,262	100.0%	(7,095)	(49.7%)

Cost of revenues	3,383	47.2%	7,567	53.1%	4,184	55.3%
Gross Profit	3,784	52.8%	6,695	46.9%	(2,911)	(43.5%)

Operating expenses
Selling, general and administrative	6,649	92.8%	6,004	42.1%	(645)	(10.7%)
Research and development	2,496	34.8%	2,141	15.0%	(355)	(16.6%)
Total operating expenses	9,145	127.6%	8,145	57.1%	(1,000)	(12.3%)

Loss from operations	(5,361)	(74.8%)	(1,450)	(10.2%)	(3,911)	269.7%

Other income (expense), net	(1,363)	(19.0%)	1	0.0%	(1,364)	N/A

Loss before income taxes	(6,724)	(93.8%)	(1,449)	(10.2%)	(5,275)	364.0%
Income tax benefit	(42)	(0.6%)	(26)	(0.2%)	16	(61.5%)
Net loss	$(6,682)	(93.2%)	$(1,423)	(10.0%)	$(5,259)	369.6%

Net revenue
Hardware	$5,108	71.3%	$13,324	93.4%	(8,216)	(61.7%)
Software	2,059	28.7%	938	6.6%	1,121	119.5%
Total net revenue	$7,167	100.0%	$14,262	100.0%	$(7,095)	(49.7%)

US v International Revenue
US Revenue	$6,220	86.8%	$13,189	92.5%	$(6,969)	(52.8%)
International Revenue	947	13.2%	1,073	7.5%	(126)	(11.7%)
Total	$7,167	100.0%	$14,262	100.0%	$(7,095)	(49.7%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $7,095, or 50%, compared with the third fiscal quarter of the prior year. Hardware revenue decreased $8,216, partially offset by software revenue, which increased $1,121, compared with the prior year quarter. The lower hardware revenue in the third quarter of fiscal 2024 was largely due to the lower backlog at the start of the fiscal year compared with the prior year amount. Third quarter hardware revenue in the prior year included $8,612 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization. The higher software revenue was primarily due to a 138% increase in recurring revenue. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of June 30, 2024, we had aggregate deferred revenue of $343 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit decreased $2,911, or 44%, compared with the same quarter in the prior year. The decrease in gross profit was due to lower hardware revenue and related reduced overhead absorption, partially offset by higher margin software in the current year’s third quarter. Gross profit as a percentage of sales was higher compared with the prior year period primarily due to a better mix of revenue as higher margin software was 29% of total revenue in the third quarter of fiscal 2024.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $645, or 11%, over the prior year quarter. The increase was largely due to $753 of higher professional services expense, and an increase of $95 of amortization expense from the Evertel acquisition, offset by a $108 decrease in non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2024 and 2023 of $243 and $351, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $355, or 17%, in the fiscal third quarter due to an increase in engineers over the prior year period, including the addition of Evertel software development activities.

Included in research and development expenses for the three months ended June 30, 2024 and 2023, were $29 and $26, respectively, of non-cash share-based compensation costs.

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

Other (Expense) Income , Net

Other expense, net was $1,363 in the third quarter this fiscal year, compared to other income, net of $1 in the prior fiscal year quarter. The expense in the current fiscal period was primarily due to $1,121 of professional expenses related to the $15,000 secured Term Loan agreement, $197 of interest expense from the Term Loan and $103 from the net change in fair value of the Term Loan and related warrants, partially offset by $52 of interest income.

Net Loss

Net loss in the third quarter of fiscal year 2024 was $6,682, compared with a net loss of $1,423 in the third quarter of fiscal year 2023. The increase in net loss was primarily due to the lower revenue in the current year fiscal third quarter. The income tax benefit in the current year period is primarily due to a prior year foreign income tax true-up.

Comparison of Results of Operations for the Nine Months Ended June 30, 2024 and 2023 (in thousands)

	Nine Months Ended
	June 30, 2024		June 30, 2023
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$9,951	57.6%	$31,651	88.0%	$(21,700)	(68.6%)
Contract and other	7,316	42.4%	4,311	12.0%	3,005	69.7%
Total revenues	17,267	100.0%	35,962	100.0%	(18,695)	(52.0%)

Cost of revenues	9,827	56.9%	19,510	54.3%	9,683	49.6%
Gross Profit	7,440	43.1%	16,452	45.7%	(9,012)	(54.8%)

Operating expenses
Selling, general and administrative	19,806	114.7%	18,443	51.3%	(1,363)	(7.4%)
Research and development	7,218	41.8%	6,357	17.7%	(861)	(13.5%)
Total operating expenses	27,024	156.5%	24,800	69.0%	(2,224)	(9.0%)

Loss from operations	(19,584)	(113.4%)	(8,348)	(23.2%)	(11,236)	134.6%

Other expense, net	(1,236)	(7.2%)	(4)	(0.0%)	(1,232)	N/A

Loss before income taxes	(20,820)	(120.6%)	(8,352)	(23.2%)	(12,468)	149.3%
Income tax benefit	(476)	(2.8%)	(18)	(0.1%)	458	(2,544.4%)
Net loss	$(20,344)	(117.8%)	$(8,334)	(23.2%)	$(12,010)	144.1%

Net revenue
Hardware	$12,053	69.8%	$33,269	92.5%	(21,216)	(63.8%)
Software	5,214	30.2%	2,693	7.5%	2,521	93.6%
Total net revenue	$17,267	100.0%	$35,962	100.0%	$(18,695)	(52.0%)

US v International Revenue
US Revenue	$12,837	74.3%	$32,371	90.0%	(19,534)	(60.3%)
International Revenue	4,430	25.7%	3,591	10.0%	839	23.4%
Total	$17,267	100.0%	$35,962	100.0%	$(18,695)	(52.0%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $18,695, or 52%, for the nine months ended June 30, 2024, compared with the same prior year period, primarily due to the lower backlog as of September 30, 2023, compared with September 30, 2022. Hardware revenue decreased $21,216, partially offset by the $2,521 increase in software revenue. Nine months year to date hardware revenue in the prior year included $19,712 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization. The higher software revenue was primarily due to a 117% increase in recurring revenue, partially offset by lower professional services performed in the current year nine-month period. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of June 30, 2024, we had aggregate deferred revenue of $343 for extended warranty obligations and software support agreements.

Gross Profit

The $9,012 decrease in gross profit in the nine months ended June 30, 2024, was primarily due to the lower hardware revenue and related reduced overhead absorption, partially offset by higher margin software revenue compared to the prior year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,363 in the nine months ended June 30, 2024, compared with the prior year period. The increase in selling, general and administrative expenses was largely due to an $819 increase in professional services expenses, a $307 increase in commission expense, and an additional $284 of amortization expenses for the Evertel acquisition, partially offset by a $100 decrease in non-cash share-based compensation expense, compared with the prior year to date period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2024 and 2023 of $1,071 and $1,171, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $861, primarily due to increased compensation-related costs associated with an increase in engineers compared with the prior year period, including the addition of Evertel software development activities.

We incurred non-cash share-based compensation expenses allocated to research and development in the nine months ended June 30, 2024 and 2023 of $129 and $78, respectively.

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

Other Expenses, Net

Other expense, net was $1,236 for the nine months ended June 30, 2024, compared to $4 in the prior fiscal year period. The expense in the current fiscal period was primarily due to $1,121 of professional expenses related to the $15,000 secured Term Loan agreement, $197 of interest expense from the Term Loan, and $103 from the net change in fair value of the Term Loan and related warrants, partially offset by $166 of interest income.

Net Loss

Net loss for the first nine months of fiscal 2024 was $20,344, compared with the prior year period net loss of $8,334. The increase in net loss was primarily attributable to the lower revenue and higher operating expenses in the current year.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(6,682)	$(1,423)	$(20,344)	$(8,334)
Other (income) expense, net	1,363	(1)	1,236	4
Income tax benefit	(42)	(26)	(476)	(18)
Depreciation and amortization	733	636	2,193	1,918
Stock-based compensation	299	396	1,269	1,329
Adjusted EBITDA	$(4,329)	$(418)	$(16,122)	$(5,101)

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended June 30, 2024 and 2023 (in thousands)

	Software				Hardware
	Three Months Ended				Three Months Ended
	June 30,		Fav (Unfav)		June 30,		Fav (Unfav)
	2024	2023	$	%	2024	2023	$	%
Revenue	$2,059	$938	$1,121	119.5%	$5,108	$13,324	$(8,216)	(61.7%)
Operating loss	(3,441)	(3,752)	311	(8.3%)	(1,920)	2,302	(4,222)	(183.4%)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	634	539	95	17.6%	99	97	2	2.1%
Stock-based compensation	150	99	51	51.5%	149	297	(148)	(49.8%)
Adjusted EBITDA	$(2,657)	$(3,114)	$457	(14.7%)	$(1,672)	$2,696	$(4,368)	(162.0%)

Software Segment

Software segment revenue increased 1,121, or 120%, over the prior fiscal year. This primarily reflects a 138% increase in recurring revenue compared with the prior fiscal year.

Operating loss decreased $311 in the fiscal third quarter of the current year due to increased gross profit generated from higher revenue offset by increased operating expenses, including amortization expense, from the Evertel acquisition.

Hardware Segment

Hardware segment revenue decreased $8,216, or 62%, over the prior year. The decrease was largely due to the lower backlog at the start of this fiscal year compared with the prior year amount. Fiscal third quarter hardware revenue in the prior year included $8,612 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization.

Operating income decreased $4,222 in the current fiscal year period due to the lower revenue and resultant gross profit and increased professional services expenses.

Comparison of Segment Adjusted EBITDA for the Nine Months Ended June 30, 2024 and 2023 (in thousands)

	Software				Hardware
	Nine Months Ended				Nine Months Ended
	June 30,		Fav (Unfav)		June 30,		Fav (Unfav)
	2024	2023	$	%	2024	2023	$	%
Revenue	$5,214	$2,693	$2,521	93.6%	$12,053	$33,269	$(21,216)	(63.8%	)
Operating (loss) Income	(11,778)	(11,009)	(769)	7.0%	(7,806)	2,661	(10,467)	(393.3%	)

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	1,900	1,622	278	17.1%	293	296	(3)	(1.0%	)
Stock-based compensation	409	321	88	27.4%	860	1,008	(148)	(14.7%	)
Adjusted EBITDA	$(9,469)	$(9,066)	$(403)	4.4%	$(6,653)	$3,965	$(10,618)	(267.8%	)

Software Segment

Software segment revenue increased 94% over the prior fiscal year nine-month period. This primarily reflects a 117% increase in recurring revenue compared with the first nine months of the prior fiscal year. Excluding revenue from this year’s acquisition of Evertel, recurring revenue increased 85% over the same prior year nine-month period.

Operating loss increased $769 in the nine-month period of this fiscal year due to increases from the addition of Evertel operating expenses, including amortization expense and higher commission expense from increased revenues.

Hardware Segment

Hardware segment revenue decreased $21,216, or 64%, over the prior year. The decrease was largely due to the lower backlog at the start of this fiscal year compared with the prior year amount. Nine months year to date hardware revenue in the prior year included $19,712 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization.

Operating income decreased $10,467 compared with the prior fiscal year due to lower revenue and resulting lower gross profit and increased professional services expense.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2024 were $8,672, compared with $8,665 as of September 30, 2023. We had short-term marketable securities of $4,046 as of June 30, 2024, compared with $1,481 as of September 30, 2023.Other than cash and cash equivalents, short term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine Months Ended
	June 30, 2024	June 30, 2023
Cash provided by (used in):
Operating activities	$(20,010)	$(12,822)
Investing activities	$(4,389)	$3,079
Financing activities	$23,916	$(165)

Operating Activities

Net loss of $20,344 for the nine months ended June 30, 2024 was decreased by $3,713 of non-cash items that included depreciation and amortization, share-based compensation, warranty provision, change in fair value of warrants and Term Loan, amortization of operating lease ROU assets, accretion of acquisition related liabilities and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in prepaids and other assets of $3,996, an increase in inventory of $952, and a decrease in accrued liabilities of $641. This was offset by an increase in accounts payable of $1,776 and a decrease in accounts receivable of $434.

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

We had accounts receivable of $5,661 as of June 30, 2024, compared with $5,952 as of September 30, 2023. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of June 30, 2024 and September 30, 2023, our working capital was $19,350 and $13,949, respectively. The increase in working capital was primarily due to cash raised through financing activities, offset by Evertel acquisition-related expenses, acquired liabilities and the fiscal year to date net loss.

Investing Activities

Our net cash used in investing activities was $4,389 for the nine months ended June 30, 2024, compared with net cash provided by investing activities of $3,079 for the nine months ended June 30, 2023. In the first nine months of fiscal 2024, we increased our holdings in marketable securities by $2,556, compared with a decrease of $3,308 for the nine months ended June 30, 2023. Cash used in investing activities for acquisition of Evertel was $908 and cash used to pay the Amika holdback liability was $764. The Company also used $161 and $229 for the purchase of property and equipment during the nine months ended June 30, 2024, and 2023, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2024.

Financing Activities

In the nine months ended June 30, 2024, we received $23,916 through financing activities, compared with $165 used by financing activities for the nine months ended June 30, 2023. In the first nine months of fiscal 2024, we received $13,698 in net proceeds from the Term Loan, and $10,449 in net proceeds from an offering of the Company’s common stock and used $12 to settle statutory tax withholding requirements upon vesting of restricted stock units and 219 used to pay contingent consideration. In the first nine months of fiscal 2023, we received $87 from the exercise of stock options and used $45 to settle statutory tax withholding requirements upon vesting of restricted stock units and used $207 to settle statutory tax withholding requirements upon the exercise of stock options.

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

There were no shares repurchased during the nine months ended June 30, 2024 and June 30, 2023. All repurchased shares have been retired and as of June 30, 2024 and $3.0 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

During the quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

Item 6.	Exhibits.

4.1	Warrant Agreement, dated May 13, 2024, between Genasys Inc. and Issuer Direct Corporation, as warrant agent. Incorporated by reference to Exhibit 4.1 on Form 8-K filed May 14, 2024

10.1	Term Loan and Security Agreement, dated May 13, 2024, among Genasys Inc., the guarantors named therein, the lenders party thereto from time to time and Cantor Fitzgerald Securities, as agent. Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 14, 2024.

10.2	Right of First Refusal Agreement, dated May 13, 2024, between Genasys Inc. and the lenders party thereto. Incorporated by reference to Exhibit 10.2 on Form 8-K filed May 14, 2024.

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

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*         Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENASYS INC.

Date: August 6, 2024	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)