Form 10-K
period 2024-09-30
Genasys Inc.
filed 2024-12-13
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 29, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $88.8 million based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

44,928,967 shares of common stock, par value $0.00001 per share, as of December 4, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2024.

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

Item 1. Business.

Overview

We are a global provider of Protective Communications™ solutions, including our Genasys Protect™ software platform and Long Range Acoustic Device® (“LRAD®”) products. Our unified software platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Genasys Protect is a comprehensive portfolio of Protective Communications software and hardware systems serving federal governments and agencies; state and local governmental agencies, and education (“SLED”); and enterprise organizations in sectors including but not limited to oil and gas, utilities, manufacturing, automotive, and healthcare. Genasys Protect solutions have a diverse range of applications, including emergency warning and mass notification for public safety; critical event management for enterprise companies; de-escalation for defense and law enforcement; critical infrastructure protection; zone-based planning for accelerated, precise emergency response; secure and compliant cross-agency collaboration; and automated detection of real-time threats such as active shooters and severe weather.

LRAD products broadcast audible voice messages with exceptional vocal clarity from close range out to 5,500 meters. We have a history of successfully delivering innovative products, systems, and solutions for mission critical situations, pioneering the acoustic hailing device (“AHD”) market with the introduction of our first LRAD AHD in 2002 and creating the first multi-directional, voice-based public safety mass notification systems in 2012. Building on our proven, best in class, and reliable solutions, we offer the first and only unified, end-to-end Protective Communications platform.

Background

Genasys entered the Protective Communications market following the October 2000 attack on the USS Cole, which led to the development of LRAD AHD products capable of communicating to and determining the intent of potential threats from a safe distance. Genasys LRAD products broadcast audible alert tones and exceptionally intelligible voice messages in a focused 30° beam over long distances to specific targets. LRADs were quickly embraced by the U.S. Navy and then other domestic military branches, federal agencies, and police departments, and then throughout the world. By using long-range communication to better manage the escalation of force, LRAD products provide a non-kinetic, non-lethal solution for resolving potentially dangerous or hostile situations.

With a device capable of broadcasting audible alerts and notifications with exceptional vocal clarity over long distances, Genasys engineers enhanced the Company's Protective Communications technology to innovate a new generation of mass notification speaker systems. Most legacy outdoor mass notification systems are sirens, but have limited, if any, voice broadcast capability. Genasys’ advanced mass notification systems feature the industry's highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options that are designed to enable the systems to continue operating when power and telecommunications infrastructure goes down.

Company engineers subsequently developed command-and-control software to enhance Genasys mass notification speakers with new technology options and remote functionality. In addition to remotely activating and controlling Genasys’ advanced speaker systems, which also feature satellite connectivity, battery backup, and solar power options, Genasys’ command-and-control software facilitates the dissemination of alerts, warnings, notifications, information and instructions through multiple channels, including location-based Short Message Service (“SMS”), Cell Broadcast Center (“CBC”) mobile push, text, email, social media, TV, radio, and digital displays.

These systems are used by government emergency services, schools, universities, and businesses to send emergency information and instructions to people at risk before, during, and after public safety and enterprise threats.

Today, the fastest, most direct way to share vital information is often through cell phones and computers. In response to a world where communication methods are becoming increasingly digital and mobile, Genasys expanded its platform to include multiple software-as-a-service (“SaaS”) solutions. These solutions include zone-based evacuation resources, integrated mass notification networks powered by Genasys command-and-control software, a mobile-ready, secure collaboration platform (via the acquisition of Evertel Technologies (“Evertel”)), and the Company’s National Emergency Warning System (“NEWS”) solution that works with mobile carriers to send emergency communications to the public with no opt-in required. These SaaS solutions can disseminate critical alerts and information through text messages, emails, voice calls, push notifications, social media, speaker systems, and other delivery methods. In 2023, Genasys integrated and rebranded these solutions into what is now known as the Genasys Protect platform (“Genasys Protect”).

Genasys hardware systems and software solutions are designed to provide operators with the ability to deliver critical information rapidly and effectively through multiple channels.

Principal Genasys Characteristics

•
Scalable: Genasys hardware products and software systems have been deployed throughout the world and can be scaled to meet the needs of government and enterprise customers.
•
Dynamic and Real-time: Emergencies are not static, and neither are effective emergency responses. Genasys emergency management products and systems are designed to constantly receive and analyze new information as a crisis unfolds, leveraging sensor data, dynamic maps, and first responder feedback to deliver notifications that reflect the most up-to-date information. Our evacuation software is built to track wildfires and other natural or man-made disasters and to model how a disaster is expected to move and develop in the critical minutes, hours or days that follow.
•
Customized and Focused: Genasys can send specific alerts, pertinent information, and instructions to at-risk individuals or populations based on geographic location, group status, and other classifications.
•
Multiplatform Redundancy: Alerts can be distributed using text messages, emails, voice calls, push notifications, social media, speaker systems, and other delivery channels, allowing critical communications to reach the greatest number of people possible.
•
Reach and Clarity: Alerts and notifications transmitted through Genasys speaker systems have unprecedented reach and clarity. Genasys speakers attained an STI score of 0.95 out of 1.0, considered excellent by the International Electrotechnical Commission.
•
Reliable and Resilient: Genasys hardware products are made with military-grade materials and undergo extensive laboratory testing seeking to ensure reliability and durability in most any environment, regardless of the conditions.
•
Extensive Catalog: Genasys offers multiple acoustic device and mass notification speaker options of varying ranges, sizes, weights, and colors. Similarly, we offer a variety of software notification suites, each with unique capabilities. This extensive catalog enables us to provide customized solutions designed to meet our clients' specific needs.
•
Global Presence: Genasys has physical offices in North America, Europe, and the Middle East. Sales and support teams at each office have cultural familiarity and a deep understanding of business practices in their region. We believe that our regional presence enables Genasys sales and support teams to develop close relationships with customers to best meet their needs while conducting business professionally and efficiently.
•
Proven Quality and Support: All Genasys products are rigorously tested to meet our exacting standards. This commitment to providing the highest quality products earned Genasys ISO 9001 and 27001 certifications, universal indications of excellence and consistency. All Genasys products come with a one-year warranty and our customer service team is available 24/7 for personalized technical support.
•
Pioneering Philosophy: Genasys created the AHD market with the invention of the LRAD in 2002. LRAD products have since become the de facto standard of the AHD industry. Genasys continues to develop life safety communication solutions by innovating and enhancing the emergency warning and mass notification industry’s only unified Protective Communications platform - Genasys Protect.

Looking Forward: Growth Company

•
Acquisitions: In October 2023, we completed the acquisition of Evertel, a fully Criminal Justice Information Services (“CJIS”) compliant, cross agency collaboration software solution designed specifically for emergency managers and first responders. In fiscal 2021, we completed acquisitions of Zonehaven, a software-based evacuation and repopulation management platform, and the assets of Amika Mobile, a physical security information management company. These acquisitions, along with the January 2018 addition of Genasys Spain, expanded Genasys’ strong suite of software solutions. We intend to continue making strategic acquisitions, particularly in the SaaS industry.
•
Team Expansion: Along with new businesses, we intend to continue to invest in new engineering, sales, marketing, production, and quality assurance talent to support Genasys’ expected growth.
•
Market Expansion: By acquiring Evertel, Zonehaven, and Amika Mobile, and adding new sales and marketing personnel with connections to previously untapped markets and locations, we expect our critical communications suite to experience significant sales growth.
•
Geographical Expansion: In fiscal year 2024, Genasys continued to expand into new regions, including a substantial project to monitor and protect more than 30 dams across the Commonwealth of Puerto Rico, coverage across the states of Oregon and New Hampshire, and expansion with local governments across the central and eastern United States.
•
Facilities: Genasys’ research and development offices, located in North America and Europe, feature state-of-the art equipment and facilities that help fuel innovation. Notable features include hardware and software development laboratories, an acoustic testing chamber, and mechanical design and manufacturing facilities.
•
Continued Software Development: Increased software development and new acquisitions have expanded Genasys’ SaaS portfolio. In fiscal year 2025 and beyond, we are focused on expanding and proliferating our unified software and connected-speaker platform.
•
Hardware Development: LRAD technological advancements are anticipated to drive product enhancements in fiscal year 2025.

Software Products

The Genasys Protect Platform

The Complete Protective Communications Platform

The Genasys Protect platform provides a full suite of Protective Communications tools for all hazards, designed to provide targeted emergency communication, data-driven decision making, secure inter-agency collaboration, and more. Genasys Protect help to enable preparedness, responsiveness, and collaboration to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

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
6.
Multichannel: Genasys Protect is designed to allow operators to saturate their notification area by simultaneously alerting people across location-based SMS, CBC mobile push, text, email, social media, TV, radio, digital displays and acoustic devices.
7.
Network Effect: Implementation in neighboring municipalities and across public- and private-sector organizations within the same municipality extends coverage and enables greater precision when notifying people of threats.

Genasys ALERT

Genasys ALERT (“ALERT”) is an interactive, cloud-based SaaS solution that is designed to enable SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications to the public can be enhanced via Genasys ACOUSTICS - connected, voice broadcast speakers - while ALERT communications among first responders and emergency personnel can be augmented and accelerated with Genasys CONNECT (formerly Evertel). ALERT clients can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using location-based SMS, CBC mobile push, text, email, social media, TV, radio, digital displays and acoustic devices, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning System (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

Similarly, enterprise customers are able to send critical communications to employees, contractors, visitors, or groups based on geographic location or team status. Enterprises often use ALERT to distribute targeted notifications to customers, including billing updates, downtime notices, and more. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations, ALERT integrates with various data sources, including sensors, panic buttons, emergency services, active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to residents, employees, staff, contractors, temporary workers, and visitors.

ALERT sends targeted messages based on geographic location, permitting relevant information and instructions to be sent to the appropriate populations. Emergency managers can prepare for natural or man-made disasters by developing evacuation plans that map routes, shelters, traffic control locations, and road closures. This information is easily shared with the public and reduces the time it takes to execute emergency evacuations and conduct orderly repopulations. Auto-Discovery, an innovative feature of the platform, locates and connects with anyone on a wired or wireless network in a fixed area with no opt-in required. When discovered, ALERT anonymizes all recipient information and data. When an emergency occurs, these tools allow at-risk groups or individuals to be notified as quickly as possible without sacrificing their privacy.

In addition to disseminating alerts and notifications, ALERT uses two-way communication tools, including polls and check-ins to receive feedback for enterprise clients. With direct feedback, operators can survey the safety and status of at-risk individuals, learn of developments, update notifications and/or instructions in response to new information, and more.

ALERT Public Safety Case Study

ALERT coverage has expanded into cities and counties in 39 states, including the State of New Hampshire, San Diego County, and the City of Boston to help safeguard millions of residents during severe storms, tornadoes, wildfires, flood, debris flows, tsunamis, active shooter incidents, epidemics, civil unrest, and other disasters and life safety threats.

ALERT Enterprise Case Study

Two global auto manufacturers and Aramco, the world’s largest oil and gas company, rely on ALERT to create, manage, and deliver geo-targeted, multichannel notifications to thousands of employees in North America and the Middle East, respectively.

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

Genasys EVAC

Genasys EVAC (“EVAC”) - enables responding agencies to react swiftly, make collaborative decisions, and communicate event status in real time to other agencies, businesses, and the public. EVAC determines and communicates the proper scope of a response or evacuation by replacing guesswork with data-driven, zone-based intelligence. EVAC enhances safety levels for first responders, communities, and large campuses by providing:

•
Intelligent zones to improve evacuation planning and communication. EVAC users can build, edit, and act upon geographical location data, including shelters, facilities, and traffic;
•
Modeling behaviors to plan for effective responses and/or evacuation scenarios covering emergencies that include wildfires, floods, active shooters, hurricanes, and more;
•
Actionable communication through the Genasys Protect mobile app to keep people informed before, during, and after a critical event;
•
A common operating picture across agencies to reduce response times as much as 90%; and
•
Targeted notifications and updates to community members through a public website and free mobile app.

EVAC Public Safety Case Study

EVAC continues to proliferate across the western United States, with the vast majority of California, including Los Angeles County, now covered by EVAC. In August 2024, the state of Oregon selected EVAC to provide zone-based planning and response to wildfires and all emergencies. EVAC continues to grow into the eastern United States, with covered areas expanding into Texas, South Carolina, and Tennessee.

In fiscal 2024 many counties, including Los Angeles, San Diego, Kern, Humboldt, Santa Cruz, and others used EVAC for multi-agency coordination and to manage and deliver evacuation alerts, warnings, and orders. EVAC was also used to communicate other critical information to the public, including road closures, power outages, storm warnings, and more.

Genasys CONNECT

Genasys CONNECT (“CONNECT”) - formerly Evertel - is a leading cross-agency, CJIS compliant, collaboration platform that streamlines and secures team and one-on-one communications for first responders and public safety agencies. With real-time intelligence sharing that exceeds regulatory privacy requirements for public agencies, CONNECT’s instant communication platform empowers first responders and public safety personnel to collaborate and share information in a single space with text, videos, images, and audio from any location. CONNECT provides a secure space where professionals can exchange information, make decisions, and collaborate with trust in data security. Record retention policies drive compliance that allows agencies and personnel to communicate in confidence.

Enabling public safety professionals to collaborate with other agencies throughout their region, state, and country, CONNECT provides real-time interoperability to address critical events and crisis situations more quickly through coordinated efforts. Compliant with all federal and state-level legal requirements for public safety communications, CONNECT data is protected and secured through high-level data encryption within a secure, U.S. based, government-only cloud environment.

Hardware Products

Genasys ACOUSTICS

ACOUSTICS unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the industry's highest STI, large directional and omni-directional broadcast coverage areas, and an array of options, including solar power, battery backup, and satellite connectivity that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

ACOUSTICS gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. ACOUSTICS provides highly audible, clear voice messaging thousands of meters away, staying on and connected even during broad power outages and network failures. ACOUSTICS are networked, remotely operated devices optimized with advanced driver and waveguide technology so that voice broadcasts are clearly heard and understood above loud background noise and over long distances. Acoustics’ reliability enables a constant stream of information, providing redundancy when key infrastructure fails during critical events.

ACOUSTICS Case Study

Faced with wildfires, flooding, debris flows, earthquakes, tsunamis, severe weather, and other public safety threats, the city of Laguna Beach, California, selected ACOUSTICS to deliver emergency alerts and notifications to its 23,000 residents and 6 million annual visitors. More than 20 ACOUSTICS installations are in place throughout the city with more installations planned. The installations can be activated individually, in groups, or simultaneously to provide area specific or citywide emergency warning coverage. The ACOUSTICS outdoor speaker installations are equipped with solar power, battery backup, and satellite connectivity in the event power and telecommunications infrastructure goes down.

Genasys LRAD

LRAD is the world’s leading AHD, with the ability to project alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed in defense, law enforcement, fire rescue, critical infrastructure protection, maritime, border, and homeland security installations and applications where clear, intelligible voice communications are essential.

LRAD product models are available in varying audio outputs, communication coverage areas, sizes, functionalities, and mounting options. Several accessories and options (cameras, searchlights, mounts, and more) are also available to enhance LRAD capabilities.

All LRAD products are defined by their unparalleled audio output and clarity. LRADs use Genasys’ proprietary XL driver technology, which generates higher audio output in a smaller, lighter form factor. The technology also enables voice messages and alert tones to cut through background noise and be clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the global AHD industry.

LRAD Case Study

SWAT teams respond to potentially dangerous situations where communication is vital. Previously, SWAT teams used bullhorns and vehicle public address (“PA”) systems to communicate with violent suspects. Because of the poor intelligibility and limited broadcast range of these systems, SWAT team members often had to closely engage with suspects, putting themselves, suspects, and bystanders in harm’s way.

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

ALERT can be used by state, local, or national agencies to deliver emergency alerts and life safety information to residents in certain areas, regionally, or countrywide. EVAC is used by state and local governments to produce data-driven zones for planning and targeted community notifications. CONNECT enables real-time, inter- and intra-agency collaboration across a secure, compliant platform. ACOUSTICS broadcasts highly audible and clear voice messaging thousands of meters away, staying on and connected even during broad power outages and network downtime.

Partnering with national governments and mobile telecom networks, Genasys NEWS delivers CBC alerts and geo-targeted SMS notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required.

LRAD systems enhance the safety and security of government-owned critical infrastructure, including dams, power plants, water treatment plants, and government facilities. Unlike traditional monitoring and surveillance networks, LRAD systems provide a vital first response capability missing from observe-only integrated security installations. LRAD turns passive monitoring systems into first responders by broadcasting attention-commanding alerts, warnings, and critical notifications with industry-leading audibility and clarity.

Enterprise

Genasys provides businesses the ability to communicate with all stakeholders, enhance safety levels, and improve business continuity, boosting credibility with customers and within the industry. Enterprises use Genasys to keep stakeholders safe through quick, targeted communications that can reach individuals, groups, or everyone within facilities in the event of unexpected critical events. Facilities take advantage of integrated external sensors to automate alerts when dangerous readings are detected, greatly accelerating response times to potential points of failure. Businesses use Genasys Protect to tackle unexpected interruptions in operations for events ranging from large scale disasters to smaller infrastructure or machinery failures.

Employees can make use of integrated panic buttons to alert Genasys users and relevant teams, further improving safety for lone workers on the move. ALERT communications directed to customers keep them informed and can address even day-to-day communications such as delinquent billing. EVAC uses targeted zones to segment facilities and campuses to keep communications focused to those in need.

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

Two-way enterprise-ready feedback built into ALERT helps ensure safety during an emergency. EVAC helps large facilities target communication by building, campus, or area. In addition to providing real-time safety alerts and notifications through multiple channels, Genasys Protect provides service outage, system maintenance, and other utility customer communications.

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

LRAD systems enhance perimeter security by providing a vital first response capability missing from observe-only integrated security installations. LRAD turns passive monitoring systems into first responders by broadcasting attention-commanding alerts, warnings, and commands to direct fishing boats away from offshore platforms and trespassers from critical infrastructure.

Campuses

Genasys Protect unifies emergency alerting software and highly intelligible indoor/outdoor speaker systems providing multiple channels to deliver notifications, instructions, and information to students, staff, faculty, and employees. Using ALERT command-and- control software, safety warnings can be delivered campus-wide across several channels, or to specific areas and student populations using select channels. EVAC helps break large campuses into zones to send targeted messages when emergencies arise. CONNECT enables campus security teams to communicate safely and securely and collaborate with public safety and law enforcement agencies.

LRADs are used by campus police and security to broadcast clear communications to students, visitors, and activists present on campus. As centers for activism and protests, campus police rely on LRAD for communication while de-escalating tense civil protests.

Towns, Cities, Counties

Genasys Protect’s scalable ALERT notification software is used by communities of all sizes to issue emergency warnings, provide important instructions, and receive community feedback quickly and directly.

Genasys Protect serves communities by providing digital communications through SMS, email, social media, and other channels, and broadcasting audible messages through ACOUSTICS installations. During wildfires, flooding, tornadoes, hurricanes and other emergencies, power and telecom outages frequently disrupt legacy emergency warning systems. ACOUSTICS systems are made with rugged, military-grade materials that can withstand the elements, and feature solar power, satellite connectivity, and battery backup options that enable emergency services personnel to disseminate critical information even when power and telecommunications infrastructure goes down.

EVAC is used by communities and counties to create disaster response plans, track emergency events, and execute timely emergency evacuations and orderly repopulations. EVAC empowers emergency services to effectively collaborate across jurisdictions to respond quickly and efficiently to disasters. CONNECT is a fully CJIS compliant solution that enables collaboration in a secure platform across or within agencies. Genasys Protect emergency services include notifications, alerts, and instructions sent directly to community members through several channels, including SMS, email, Waze, and more. Genasys clients use the Genasys Protect citizen-facing website and mobile app to keep communities informed and updated.

Industrial Facilities

Genasys solutions provide facility managers the data and tools to initiate critical safety notifications. These notifications can be delivered throughout a facility or targeted to areas affected by industrial accidents, hazmat incidents, unauthorized entries, and other worker safety threats. ALERT can send multichannel communications, and ACOUSTICS and LRAD can broadcast messages across facilities, into distant buildings, and over loud machinery noise. EVAC can segment large industrial complexes into targeted zones for precise actions and communication.

Defense

LRADs broadcast audible warning tones and voice messages with exceptional clarity from close range to 5,500 meters, enabling operators on the ground, in vehicles, on ships, or in helicopters, to increase the decision time and distance to differentiate between security threats and non-combatants, resolve uncertain situations, respond safely, and limit the escalation of force.

First Response

Genasys Protect accelerates and optimizes emergency management and response to protect civilians and make first responders’ duties safer. Genasys Protect’s geographically tailored automated map zones enable public safety personnel to make and communicate quick decisions, and direct evacuations easily. A common operating picture accelerates information sharing among first responders and emergency managers during the initial attack phase of a disaster and beyond. This information includes traffic monitoring, road closures, disaster paths, event simulation and modeling, and more. CONNECT helps law enforcement and other agencies to collaborate securely and is fully compliant with federal and state data retention guidelines.

Police and fire departments are using LRAD systems in everyday duties and elevated risk operations to issue warnings, commands, and notifications that are clearly heard and understood above crowd, engine, and background noise. Rugged, reliable, and easy to operate, LRAD systems resolve uncertain situations, safeguard the public, and protect first responders.

Stadiums and Events

Genasys Protect keeps attendees, fans, participants, and staff safe through audible broadcasts, quick decision-making, team coordination, and cohesive emergency communications that can reach everyone at an event. With ALERT, event managers use voice calls, SMS messages, images, video, email, stadium Wi-Fi, IPAWS, and Wireless Emergency Alerts (“WEA”), to contact anyone in or near a stadium. ALERT helps contact individuals, without the need for opt-in, through Wi-Fi auto discovery, ACOUSTICS, and digital signage. Satellite connected, solar powered ACOUSTICS systems broadcast live or prerecorded voice messages over loud background noise and into buildings, even if power and telecommunications fail. EVAC can segment stadiums into zoned sections, target facilities and event buildings, and help communicate safely in emergencies.

Strategy

Our products, systems and solutions continue to gain worldwide awareness and recognition through increased marketing efforts, product demonstrations, and word of mouth because of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth. We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management, enterprise safety, and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security, and critical infrastructure. Our products, systems, and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

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

By providing the only SaaS platform that unifies sensors and IoT inputs with geographically specific multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating warnings, information and instructions before, during, and after public safety and enterprise threats.

While the software and hardware mass notification markets are mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning, and Protective Communications markets.

In fiscal 2025, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2024 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue both domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

Our research and development strategy includes incorporating further innovations and capabilities into our Genasys Protect systems, solutions, and LRAD products, to meet the needs of our target markets.

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

We intend to continue operating with financial discipline to create value for our shareholders.

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

Sales and Marketing

We market and sell products and services through our salesforce based in Alabama, California, Colorado, Florida, Maryland, Nevada, New York, North Carolina, Oregon, Utah, Wisconsin, Spain, United Kingdom, and the U.A.E. Our corporate and administrative offices are located in San Diego, California.

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

We have a global reputation for providing high quality, innovative voice broadcast systems and mobile alert solutions that have made Genasys and LRAD internationally recognized product brands. We actively promote our brands and products through our website, social media, podcasts, trade shows, media journals and publications, and advertising. We intend to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business. We believe our reputation for technological expertise, quality products, and strong service and support provide us competitive advantages.

Customer Concentration

For the fiscal year ended September 30, 2024, one customer accounted for 18% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2023, one customer accounted for 54% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations, and cash flow. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Partnerships

We partner with leading businesses to market our solutions, integrate our software for feature enhancement, and to provide additional channels to drive sales. Our partnerships include Esri, Intterra, First Due, Watch Duty, Tablet Command, Ladris AI, Waze, the NOAA, and more.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $40.3 million as of September 30, 2024 largely related to one customer, compared with $7.0 million as of September 30, 2023. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. Our LRAD AHDs and ACOUSTICS systems are part of the commercial and government audio industry and mass notification markets that are fragmented and include numerous manufacturers with products that vary widely in price, quality, and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, and our responsiveness to customers and the ability to meet their needs. We believe the quality, reliability, and superior performance of our products, which have been developed by incorporating feedback from our customers and our desire to provide the highest quality products, also provide us with competitive advantages.

Our LRAD products includes the leading long-range voice broadcast systems for military and other applications. Our AHD competitors include Ultra Electronics/USSI, IML Sound Commander, and others. We do not believe these competitors have achieved significant global market penetration in the AHD market to date. We believe our LRAD products have demonstrated acceptance, performed extremely well in harsh environments, and can continue to compete on the basis of technical features, performance, ease of use, quality, and cost. As we continue to grow this market, future competitors may enter, which could impact our competitiveness.

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

In the more mature and established critical communications and event management software markets, we compete against several competitors, including Everbridge, OnSolve, Rave Alert, and others. We believe our ability to unify sensors and IoT inputs with the multichannel, multiagency dissemination of geolocation-targeted alerts, notifications and instructions before, during, and after public safety and enterprise threats, critical events, and other crisis situations, gives us significant competitive advantages against these established organizations. Our reliable, fast, and intuitive solution for sending warnings and information via location-based SMS, CBC, mobile push, text, email, social media, TV, radio, digital displays, sirens and speaker arrays, and our platform’s compatibility with major emergency warning protocols, including IPAWS, WEA, and others, provide additional competitive advantages. We believe the domestic and international markets for public safety, emergency warning, and critical communications are substantial and growing.

Seasonality

Because our sales are primarily to domestic and international government departments or agencies, our selling cycles tend to be long and difficult to forecast. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

Government Regulation

We are subject to a variety of government laws and regulations that apply to companies engaged in international operations, including, among others, the Foreign Corrupt Practices Act, U.S. Department of Commerce export controls, local government regulations, and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings). We maintain controls and procedures to comply with laws and regulations associated with our international operations. If we are unable to remain compliant with such laws and regulations, our business may be adversely affected.

Our products are produced to comply with standard product safety requirements for sale in the U.S. and similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas in which we operate is contained in Note 19, Segment Information, and Note 20, Major Customers, Suppliers and Related Information in our consolidated financial statements included in this report.

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

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety. In addition to issued patents and patent filings, we also file for trade name and trademark protection when appropriate. We are the owner of several registered trademarks, many of which have earned worldwide brand recognition.

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

For the fiscal years ended September 30, 2024 and 2023, we spent approximately $9.6 million and $8.1 million, respectively, on company-sponsored research and development. Future levels of research and development expenditure will vary depending on the timing of further new product development and the availability of funds to carry out additional research and development on currently owned technologies or in other areas.

Executive Officers and Board of Directors

The current executive officers and members of the Board of Directors of Genasys Inc. and their ages and business experience are set forth below.

Richard S. Danforth, age 65, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 66, was appointed Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn is a certified public accountant in Illinois and began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Richard H. Osgood III, age 70, has been a member of the Board since July 2013 and was appointed Chairman of our Board in November 2021. Mr. Osgood retired in 2012 after serving as Head of Equity Capital Markets for Wedbush Securities since January 2009. Mr. Osgood joined Wedbush Securities when it acquired Pacific Growth Equities, which Mr. Osgood founded in 1991. Mr. Osgood served in various capacities with Pacific Growth Equities prior to its acquisition, including President, Chief Executive Officer, Chief Operating Officer, Chairman and Executive Chairman. Prior to founding Pacific Growth Equities, Mr. Osgood was the Head of Capital Markets, Sales and Trading at Volpe, Welty and Company, a company he also co-founded in 1986. Previously, Mr. Osgood held senior positions in institutional sales at Montgomery Securities, Rotan Mosely and Smith Barney. Mr. Osgood holds a B.S. in Psychology from the University of the South. Mr. Osgood’s capital markets and securities industry expertise, as well as his management and strategic experience qualify him to serve on our Board.

Susan Lee Schmeiser, age 48, has been a member of the Board since September 2021. Ms. Lee has over 20 years of experience in digital marketing software, media, data analytics, and strategic partnerships. Prior to May 2023, Ms. Lee served as Group President of Digital Marketing & Technology Solutions at Vericast, a MacAndrews & Forbes company, since November 2020. Prior to her current position, from April 2020 to November 2020, Ms. Lee served as Chief Product Officer and Senior Executive Vice President at Vericast. From 2017 to 2020, Ms. Lee was Senior Vice President of Business Development and Strategy at Valassis, a leader in marketing technology and consumer engagement. From 2011 to 2017, Ms. Lee served as the Vice President of Corporate Development and Strategy of MaxPoint Interactive, Inc., which was acquired by Valassis after going public in 2017. Ms. Lee served as Vice President, Ad Sales Strategy at Univision from 2007 to 2011. She also held the role of Vice President at MTV Networks from 2004 to 2007. She began her career as a Financial Analyst in the Financial Sponsors Group of Morgan Stanley’s Investment Banking Division. Ms. Lee earned a B.A. in Economics from New York University and an M.B.A. in General Management from Harvard Business School. Ms. Lee’s leadership experience, and expertise in corporate development and strategy qualify her to serve on our Board.

William H. Dodd, age 68, has been a member of the Board since May 2024. Mr. Dodd served in the California State Senate from December 2016 to December 2024. He finished his second term as Chair of the Government Organization Committee, a member of the Transportation Committee, Energy Utilities and Communications Committee, the Business Professions Committee, and the Insurance Committee. From November 2014 to November 2016, Mr. Dodd served in the California State Assembly. Mr. Dodd began public service in March 2000, serving on the Napa County Board of Supervisors until December 2014. Prior to his time in elected office, Mr. Dodd owned and operated a full-service water company and served as president of the water quality industry’s state and national trade associations. Mr. Dodd earned a B.S. in Business Administration from California State University, Chico. Mr. Dodd’s extensive government service and experience, and industry and business management background, qualify him to serve on our Board.

W. Craig Fugate, age 65, has been a member of the Board since May 2024. Prior to starting Craig Fugate Consulting in March 2017 to pursue building a more resilient nation and train the next generation of emergency managers, Mr. Fugate served as Administrator of the Federal Emergency Management Agency (FEMA) from May 2009 to January 2017. Mr. Fugate led FEMA and oversaw the federal government’s response to major disasters, including the Joplin and Moore tornadoes, Hurricane Sandy, Hurricane Matthew, and Louisiana flooding. From October 2001 to May 2009, Mr. Fugate served as Director of the Florida Division of Emergency Management, leading the state of Florida’s emergency response to 11 declared disasters. Mr. Fugate began his emergency management career as a volunteer firefighter, paramedic, and a lieutenant with the Alachua County Fire Rescue before serving as Emergency Manager for Alachua County in Gainesville, Florida from 1987 to 1997. Mr. Fugate’s local, state, and national leadership and substantial emergency management experience qualify him to serve on our Board.

Mark Culhane, age 64, has been a member of the Board since July 2024. Mr. Culhane has been the Managing Partner of Culhane Advisory since 2016. From April 2017 to April 2022, Mr. Culhane served on the Board of Directors and was Audit Committee Chair of UserZoom. From November 2017 to June 2021, Mr. Culhane was Executive Vice President and Chief Financial Officer at Teradata Corporation. Mr. Culhane also served as Chief Financial Officer at Lithium Technologies from December 2012 to August 2016; Executive Vice President and Chief Financial Officer at DemandTec from August 2001 to May 2012; Chief Financial Officer at iManage from 1998 to 2001; Chief Financial Officer at SciClone Pharmaceuticals from 1992 to 1998; and from 1982 to 1992 held various positions with Pricewaterhouse Coopers. Mr. Culhane holds a B.S. in Business Administration from the University of South Dakota. Mr. Culhane’s extensive accounting and financial reporting expertise and business leadership experience qualify him to serve on our Board.

Human Capital

As of September 30, 2024, we employed a total of 202 full-time employees, of which 113 were located in the United States and 89 were located internationally. Our full-time employees include: 100 in engineering, 25 in production, quality assurance and materials control, 22 in general and administrative and 55 in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment designed to attract, develop, and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success.

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

In fiscal year 2024, one customer accounted for 18% of revenues and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers, and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases under these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

We may need additional capital for growth.

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

•
failure of sales to government, military, and commercial markets to meet planned projections;
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

General economic and political conditions may adversely affect our business, operating results and financial condition.

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

Actual or perceived failures or breaches of our information and security systems, or those of our customers, suppliers or business partners, could expose us to losses.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks (collectively, “IT Systems”) for both internal and external operations that are critical to our business. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services.

We have experienced cybersecurity incidents in the past, though none have materially impacted our Company, including our operations or financial condition. There can be no guarantee that future cyberattacks or incidents will not materially impact our Company generally or our IT Systems or data or that of critical service providers specifically. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Those risks include data security incidents, cybersecurity events, data breaches, ransomware attacks or other compromises of the IT Systems that we or our vendors use to provide services or process data on our behalf, which may lead to compromised network security and misappropriation or compromise of our information, our customer’s information or that of third parties, to system disruptions or to shutdowns. Cyberattack actors include criminal hackers, hacktivists, state-sponsored intrusions, and may involve industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties.

Our products, services and systems may be used in critical company, customer, government or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data and personal information of employees, customers and others. In our command-and-control software systems, we process, store and transmit data provided by our customers, which is vital to our customer’s businesses and operations and may include sensitive and personal data. We also manage, store, transmit and otherwise process various sensitive personal or confidential data related to our company and our employees in the regular course of business. Successful breaches, employee malfeasance or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss or destruction of company, customer, government or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through distributed denial-of-service attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could interfere with the operation of such systems. Given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks, infrastructure and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively guarantee patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ systems and data.

The information technology systems we and our vendors use are vulnerable to outages, breakdowns or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures. For example, in July 2024, a software update by CrowdStrike Holdings, Inc. (“CrowdStrike”), a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated. Although we have not experienced any material impacts as a result of the CrowdStrike software update, we could in the future experience similar third-party software-induced interruptions to our operations, which would adversely affect our business, results of operations and financial condition.

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including AI) that circumvent controls, evade detection and even remove forensic evidence. Further, the use of AI by us, our customers, suppliers, and third-party service providers, among others, may also introduce unique vulnerabilities. As a result, there can be no assurance that the systems we have designed to protect against cyberattacks, or our cybersecurity risk management program and processes, will be fully implemented, complied with or sufficient to identify, detect or prevent material consequences arising from such attacks in the future. In addition, we have acquired and continue to acquire companies that may have cybersecurity vulnerabilities and/or unsophisticated security measures, which could expose us to significant cybersecurity, operational, and financial risks.

The costs to address product defects or any of the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our IT Systems or security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability, damage our brand and reputation or otherwise harm our business. Further, we rely in certain limited capacities on third-party data management providers and other vendors whose own security vulnerabilities or problems may have similar detrimental effects on us.

Actual or perceived non-compliance with applicable data privacy and security laws, or that of our customers, suppliers or business partners, could expose us to losses.

We are subject to laws, rules and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business, for example with respect to our marketing efforts, which include email marketing and telemarketing, subjects us to legislative and regulatory obligations that, among other things, may require us to expend time, financial and other resources to monitor and interpret ever-evolving and complex data privacy and security laws.

In particular, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business, for example, the California Consumer Privacy Act (“CCPA”) imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; provides such individuals expanded rights to access, delete and correct their personal information and opt-out of certain transfers of personal information; and provides such individuals with a private right of action and statutory damages for data breaches. The enactment of the CCPA has prompted a wave of similar laws being passed in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, Nevada, New Hampshire, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, have all enacted comprehensive data privacy legislation. We cannot predict the full impact of these laws on our business or operations. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Additionally, other jurisdictions outside of the United States have or have recently enacted privacy and cybersecurity laws, such as the EU and the European Union where the General Data Protection Regulation (“GDPR”) took effect in 2018, creating the potential for a patchwork of overlapping but different laws.

We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols under applicable laws, regulations, industry standards and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions in the event of perceived or actual non-compliance with such applicable obligations. Many of these laws would also require us to notify regulators and customers, employees or other individuals of any data security breach as described above. The various data privacy enactments impose significant obligations and compliance with these requirements depends in part on how particular regulators apply and interpret them. Even though we believe we are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

We have current government contracts, and our future growth is dependent, in large part, on continued sales to U.S. and international governments and businesses that sell to governments.

In fiscal year 2024, direct and indirect sales to the U.S. government accounted for approximately 29% of our total net sales, compared with 59% of our total net sales in fiscal year 2023. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary use of force will continue or will provide future growth opportunities for our business.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the U.S., Europe, and Asia have experienced extreme volatility and uncertainty in recent years. Governments have taken unprecedented actions intended to address these market conditions. It is difficult to assess the extent to which these conditions have impacted our business, and the effect this has had on certain of our customers and suppliers. These economic developments affect businesses like ours in a number of ways. Any tightening of credit in financial markets may adversely affect the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues, rating downgrades, and other economic developments could also reduce future government spending on our products. There can be no assurance that there will not be further volatility and uncertainty in financial markets, which can then lead to challenges in the operation of our business. We are unable to predict the likely effects that negative economic conditions will have on our business and financial condition.

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

Current conflicts around the world, including Ukraine and Israel, and related sanctions could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of these conflicts or the impact of sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell, ship products, collect payments, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, supply disruptions, and logistics restrictions, including closures of air space, and could increase the costs, risks, and adverse impacts from supply chain and logistics challenges. Given the evolving nature of these conflicts, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of these conflicts could have an effect on our business, financial condition, and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Our future success depends upon our ability to execute our business strategy, to continue to innovate and improve our existing products as well as design, develop, and produce new products to provide protective communications solutions.

Our future success significantly depends on our ability to execute our business strategy, continue to innovate, improve our existing products, and design, develop, and produce innovative new products and solutions, including those that may incorporate, or are based upon, artificial intelligence technology. Product design, development, innovation, and enhancement is often a complex, time-consuming, and costly process involving significant investment in research and development with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations.

We must expand our customer base to grow our business.

To grow our business, in addition to continuing to obtain additional orders from our existing customers, we must develop relationships with new customers and obtain and fulfill orders from new customers. We are competing against a number of large competitors in the mass notification market, and we need to establish our product offerings as competitive to win awards against these competitors, increase our customer base, and gain market share. We cannot guarantee that we will be able to increase our customer base.

Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us in sufficient quantities or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on several factors, including:

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

Since early 2018, we have completed several acquisitions, including Genasys Spain, Amika Mobile, Zonehaven and most recently Evertel. Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions. We may not realize the intended benefits of these acquisitions, or the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate these businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that these businesses, or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations, and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

•
demands on management related to changes in the size and possible locations of our businesses and employees;
•
diversion of management’s attention from the management of daily operations;
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

Failure to successfully integrate acquired businesses may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, as well as the issuance of our common stock, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

The mass notification market is substantial and projected to grow globally over the next five years. While there are several large companies already established in this market, we believe our unique SaaS systems and solutions, the clear, intelligible voice capability of our Genasys speaker products, and our unified software/hardware platform provide us with competitive advantages. Based on the increase in global public safety and enterprise threats, we continue to invest in marketing, selling, and software development resources to become successful in this growing market. However, we are competing against established competitors that have greater resources and have successfully penetrated the market.

Our margins could be impacted as we expand into the emergency response and mass notification market.

Our sales strategy for fiscal year 2025 and beyond is to increase our share of the growing emergency response and mass notification market with our Protective Communications solutions. A number of large companies currently have a substantial share of the market. While we believe we have a strong product platform that can successfully compete against these larger players, given the highly competitive environment, we expect to confront pricing pressures, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. As of September 30, 2024, we had a warranty reserve of $76 thousand. While our warranty experience with our product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

Additionally, the confidential information that we collect subjects us to additional risks and costs that could harm our business and our reputation. We collect, retain, and use personal information of our employees, including personally identifiable information, tax return information, financial data, bank account information, and other data. Although we employ various network and business security measures to limit access to and use of such personal information, we cannot guarantee that a third party will not circumvent such security measures, resulting in the breach, loss or theft of the personal information of our employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could restrict our use of personal information and require notification of data breaches. A violation of any laws or regulations relating to the collection, retention or use of personal information could also result in the imposition of fines or lawsuits against us.

Sustained or repeated system failures or security breaches that interrupt our ability to process information in a timely manner, or that result in a breach of proprietary or personal information, could have a material adverse effect on our operations and our reputation. Although we maintain insurance in respect of these types of events, available insurance proceeds may not be adequate to compensate us for damages sustained due to these events.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $0.8 million as of September 30, 2024. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

Adverse resolution of disputes, litigation, and claims may harm our business, operating results or financial condition.

We may become a party to litigation, disputes, and claims in the normal course of our business. Litigation is uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse effect on our business, operating results or financial condition.

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

We sell our products worldwide. In fiscal years 2024 and 2023, revenues outside of the U.S. accounted for approximately 30% and 22% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

Any defects or errors in the operation of our products may result in delays in their introduction. In addition, errors or defects may be uncovered after commercial shipments have begun, which could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources, and increased customer service and support costs and warranty claims, any of which could harm our business. Third parties could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to obtain adequate liability insurance in the future. Because we are a smaller company, a product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall, and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce or deplete our financial resources.

Costs associated with our multi-year maintenance contract with a foreign military customer could be higher than expected.

We are obligated under a five-year repair and maintenance agreement with a foreign military. We have contracted with a third-party service provider to administer the required services under the terms of the maintenance agreement. The revenue from the maintenance agreement with our customer is fixed and paid annually upon completion of each year through May 2024. It is possible that the cost to repair and maintain the products and the cost to contract with our third-party service provider could exceed the revenue generated by the maintenance agreement.

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

Our business and operations are substantially dependent on the performance of our current executive team including our Chief Executive Officer and our Chief Financial Officer. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. We cannot ensure that employees will not leave and subsequently compete against us.

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

The agreements governing our Term Loan impose financial and operating restrictions on us and any failure to meet our payment or other obligations under our Term Loan could have a material adverse effect on us, including permitting the lenders under our Term Loan to foreclose on, and acquire control of, substantially all of our assets.

Our Term Loan imposes, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

•
incur additional indebtedness;
•
create liens;
•
enter into certain fundamental transactions;
•
sell assets;
•
change the nature of our business;
•
prepay any other indebtedness;
•
amend certain of our contracts or governing documents;
•
complete a change of control;
•
modify our accounting methods;
•
make investments;
•
enter into transactions with affiliates;
•
issue or sell capital stock of certain of our subsidiaries;
•
enter into consignment or bailee arrangements of our inventory;

•
declare or pay dividends or other distributions to stockholders;
•
repurchase our common stock or other securities; and
•
adopt certain benefits plans.

Our Term Loan also requires us to achieve and maintain compliance with a minimum liquidity covenant. A breach of any of these restrictive covenants or the inability to comply with the financial metrics could result in a default under our Term Loan. Further, our Term Loan is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our Term Loan are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due or comply with other obligations and covenants under our Term Loan, the lenders under our Term Loan will have the right to proceed against these pledged capital stock and take control of substantially all of our assets.

Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.

Our Term Loan may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing to achieve and maintain compliance with specified financial criteria under our Term Loan. We may not be able to access additional capital resources due to a variety of reasons, including the restrictive covenants in our Term Loan and the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition, operating results, and future growth prospects could be materially adversely affected.

Our indebtedness could expose us to interest rate risk to the extent of our variable rate debt.

Our Term Loan provides for interest to be calculated based on the prime rate, the federal funds rate and/or the secured overnight financing rate. While the Federal Reserve decreased interest rates in 2024 any future increases in interest rates on which our Term Loan interest rates are based would increase interest rates on our debt, which could materially adversely impact our interest expense, operating results and cash flows.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws, regulations, and standards, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies.

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

Failure to maintain an effective system of internal control over financial reporting could harm stockholders and business confidence in our financial reporting, our ability to obtain financing, and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2024, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Risks Related to Our Capital Stock

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2024, we had outstanding options granted to our employees, consultants, advisors, and directors to purchase 3,695,740 shares of our common stock and we had 288,059 restricted stock units outstanding. As of September 30, 2024, the exercise prices for the options ranged from $1.70 to $6.87 per share. We also have outstanding warrants to purchase 3,068,182 shares of our common stock at an exercise price of $2.53, which warrants will expire May 14, 2029. The issuance of shares of common stock upon the exercise of outstanding options and warrants and the release of outstanding restricted stock units could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole and it may be difficult to sell large numbers of our shares at prevailing trading prices.

As a result of the thin trading market for shares of our common stock, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float, shares of our common stock will be less liquid than the shares of common stock of companies with broader public ownership, and as a result, it may be difficult for investors to sell the number of shares they desire at an acceptable price. Trading of a relatively small volume of shares of our common stock may have a greater effect on the trading price than would be the case if our public float were larger. We cannot assure you that an active trading market for our common stock will develop or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

At Genasys, cybersecurity risk management is integrated into our overall risk management program through regular internal risk assessments and continuous monitoring. Under the leadership of the Information Technology (“IT”) Director, IT developed, implemented, and maintain a broad range of processes and protocols designed to monitor, identify, mitigate, and prevent material risks associated with cybersecurity threats and incidents relevant to internal networks, business applications, customer-facing applications, customer payment systems, and business operations. Our protocols include a third-party provided 24/7 Security Operations Center (SOC), which is designed to oversee our Endpoint Detection and Response (EDR) system and a robust Security Information and Event Management (SIEM) system that aggregates logs for real-time threat detection.

Our cybersecurity risk management program applies information and direction from industry-recognized cybersecurity frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 (CSF), specifically the NIST 800-171, the Department of Defense Cybersecurity Maturity Model Certification (CMMC) Level 2, Sarbanes Oxley (SOX), and Services Organization Controls (SOC) 2. Third-party risk is managed through vendor assessments and SOC 2 report requests, designed to ensure that our partners adhere to strict cybersecurity standards.

Notwithstanding the foregoing, we have not identified and are not aware of any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. See “Risk Factors – Actual or perceived failures or breaches of our information and security systems, or those of our customers, suppliers or business partners, could expose us to losses.”

Cybersecurity Governance

Board Oversight

Our Board of Directors considers cybersecurity risk as critical to the enterprise and includes it as part of the full Board’s oversight function. The full Board is updated on cybersecurity risks and compliance with relevant standards and regulations as part of its overall governance responsibilities, including quarterly Board meeting reports. Our Director of IT, who is responsible for the oversight and implementation of the cybersecurity program, also periodically makes presentations to Board members on cybersecurity topics as part of the Board’s continuing education on topics that impact our company. Additionally, we have an escalation process to inform the Board of high-severity cybersecurity incidents that may occur. Our Board also periodically engages independent third-party technology experts to test our information technology systems, including cybersecurity.

Management Role

The Director of IT leads the day-to-day management of cybersecurity at Genasys, supported by a team of three IT professionals with a combined 45 years of IT and cybersecurity experience. This team handles ongoing risk assessments, manages threat detection through our SOC and Security Information and Event Management (SIEM), ensures compliance with industry regulations, and informs executive management about ongoing efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. This may include briefings from internal security personnel; sharing publicly or privately available threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and forwarding alerts and reports produced by network monitoring and security tools we deploy. Management also ensures that employees and contractors undergo quarterly cybersecurity training and phishing simulations via KnowBe4, as part of a comprehensive awareness program.

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

Holders

We had 44,928,967 shares issued and outstanding held by 910 holders of record of our common stock as of December 4, 2024.

Dividends

There were no dividends declared or paid during the years ended September 30, 2024 and 2023. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5 million of its outstanding common shares.

There were no shares repurchased during the year ended September 30, 2024 and 2023. As of September 30, 2024, all repurchased shares were retired, and $3.0 million was available for share repurchase under this program.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis set forth below should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments, and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

Overview

We are a global provider of Protective Communications solutions including our Genasys Protect software platform and Genasys LRAD products. Our unified software platform receives information from a wide variety of sensors and IoT inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Genasys Protect is a comprehensive portfolio of Protective Communications software and hardware systems serving federal governments and agencies; SLED; and enterprise organizations in sectors including, but not limited to, oil and gas, utilities, manufacturing, automotive, and healthcare. Genasys Protect solutions have a diverse range of applications, including emergency warning and mass notification for public safety; critical event management for enterprise companies; de-escalation for defense and law enforcement; critical infrastructure protection; zone-based planning for accelerated, precise emergency response; secure and complaint cross-agency collaboration; and automated detection of real-time threats such as active shooters and severe weather.

LRAD products provide audible voice messages with exceptional vocal clarity from close range out to 5,500 meters. We have a history of successfully delivering innovative systems and solutions in mission critical situations, pioneering the AHD market with the introduction of our first LRAD AHD in 2002 and creating the first multidirectional voice-based public safety mass notification systems in 2012. Building on our proven, best in class, and reliable solutions and systems, we offer the first and only unified, end-to-end Protective Communications platform.

Our unified Protective Communications platform includes:

Software Products

The Genasys Protect Platform

The Complete Protective Communications Platform

The Genasys Protect platform provides a full suite of Protective Communications tools for all hazards, providing targeted emergency communication, data-driven decision making, secure inter-agency collaboration, and more. Genasys Protect enables preparedness, responsiveness, and collaboration to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

1.
Proven Technology: Genasys solutions have been on the front lines for more than 40 years, providing targeted communications designed to ensure the right people get the right message - right away.
2.
Modular Suite: Built on open standards, Genasys software and hardware systems are designed for integration, whether using the full Genasys suite or complementing the notification platforms customers already have in place.
3.
Predictive Simulation: Genasys Protect is designed to permit customers to test response plans preemptively with advanced simulation of evacuation-level events, including fires and floods, and their impact on infrastructure, including traffic patterns and perimeter establishment.
4.
Unified Viewpoint: One common safety operating picture provides real-time visibility into our customers’ people, assets, and environment by combining first-party data from asset / people-management platforms and IoT sensors with third-party data sources, including FEMA, NOAA, DHS, and more.
5.
Unmatched Precision: Customized zone mapping enables targeting of mass notifications at the street level, making it easier to sequence response areas from most to least critical.
6.
Multichannel: Genasys Protect is designed to allow customers to saturate their notification area by simultaneously alerting people across SMS, voice calls, social media, TV, radio, digital signage, and outdoor acoustic devices.

7.
Network Effect: Implementation in neighboring municipalities and across public- and private-sector organizations within the same municipality extends coverage and enables greater precision when notifying people of threats.

ALERT

ALERT is an interactive, cloud-based SaaS solution that enables SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications with the public can be enhanced via ACOUSTICS, while ALERT communications among first responders and emergency personnel can be augmented and accelerated with CONNECT (formerly Evertel). ALERT customers can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using emails, voice calls, text messages, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of IPAWS notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

Similarly, enterprise customers are able to send critical communications to employees, contractors, visitors, or groups based on geographic location or team status. Enterprises often use ALERT to distribute targeted notifications to customers, including billing updates, downtime notices, and more. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations, ALERT integrates with various data sources, including sensors, panic buttons, emergency services, active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to residents, employees, staff, contractors, temporary workers, and visitors.

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

In addition to disseminating alerts and notifications, ALERT uses two-way communication tools, including polls and check-ins to receive feedback for enterprise clients. With direct feedback, operators can survey the safety and status of at-risk individuals, learn of developments, update notifications and/or instructions in response to new information, and more.

EVAC

EVAC enables responding agencies to react swiftly, make collaborative decisions, and communicate event status in real time to other agencies, businesses, and the public. EVAC determines and communicates the proper scope of a response or evacuation by replacing guesswork with data-driven intelligence. EVAC enhances safety levels for first responders, communities, and large campuses by providing:

•
Intelligent zones to improve evacuation planning and communication. EVAC users can build, edit, and act upon geographical location data, including shelters, facilities, and traffic;
•
Modeling behaviors to plan for effective responses and/or evacuation scenarios covering emergencies that include wildfires, floods, active shooters, hurricanes, and more;
•
Actionable communication through the Genasys Protect mobile app to keep people informed before, during, and after a critical event;
•
A common operating picture across agencies to reduce response times by 90%; and
•
Targeted notifications and updates to community members through a public website and our free Genasys Protect mobile app.

CONNECT

CONNECT is a leading cross-agency, CJIS compliant, collaboration platform that streamlines and secures team and one-on-one communications for first responders and public safety agencies. With real-time intelligence sharing that exceeds regulatory privacy requirements for public agencies, CONNECT’s instant collaboration platform empowers first responders and public safety personnel to collaborate and share information in a single space with text, videos, images, and audio from any location. CONNECT provides a secure space where professionals can exchange information, make decisions, and collaborate with trust in data security. Record retention policies drive compliance that allows agencies and personnel to communicate in confidence.

Enabling public safety professionals to collaborate with other agencies throughout their region, state, and country, CONNECT provides real-time interoperability to address critical events and crisis situations more quickly through coordinated efforts. Compliant with all federal and state-level legal requirements for public safety communications, CONNECT data is protected and secured through high-level data encryption within a secure, U.S. based, government-only cloud environment.

Hardware Products

ACOUSTICS

ACOUSTICS unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the industry's highest STI, large directional and omni-directional broadcast coverage areas, and an array of options, including solar power, battery backup, and satellite connectivity that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

ACOUSTICS gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. ACOUSTICS provides highly audible and clear voice messaging thousands of meters away, staying on and connected even during broad power outages and network downtime. ACOUSTICS are networked, remotely operated devices optimized with Advanced Driver and Waveguide Technology so that voice broadcast are clearly heard and understood above loud background noise and over long distances. ACOUSTICS reliability enables a constant stream of information providing redundancy when key infrastructure fails during critical events.

LRAD

LRAD is the world’s leading AHD, with the ability to project alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed in defense, law enforcement, fire rescue, critical infrastructure protection, maritime, border, and homeland security installations and applications where clear, intelligible voice communications are essential.

Several LRAD models are available in varying audio outputs, communication coverage areas, sizes, functionalities, and mounting options. Several accessories and options (cameras, searchlights, mounts, and more) are also available to enhance LRAD capabilities.

All LRAD products are defined by their unparalleled audio output and clarity. LRADs use Genasys’ proprietary XL driver technology, which generates higher audio output in a smaller, lighter form factor. The technology also enables voice messages and alert tones to cut through background noise and be clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the global AHD industry.

Recent Developments

Business developments during fiscal year 2024:

•
Completed acquisition of Evertel Technologies, the leading CJIS compliant, cross-agency collaboration platform for public safety, subsequently renamed Genasys CONNECT.
•
Received contract from U.S. Army to design and build Common Remote Weapon Station (CROWS) - AHD prototypes, preparatory for the established CROWS AHD program of record.
•
Selected by New Hampshire to replace previous mass notification system with Genasys Protect.
•
Partnered with Ladris Technologies, Inc., an artificial intelligence software provider, to deliver comprehensive disaster evacuation modeling solutions across North America and Europe.
•
Raised $11.5 million from public offering and closed a $15 million two-year senior secured term loan with an institutional investor and issued approximately 3.1 million five-year warrants to the investor
•
Announced $2.7 million LRAD products order from the U.S. Navy - as part of the Navy’s ongoing replacement of first generation LRADs.
•
Landed $4.5 million in additional LRAD orders from Middle East defense forces.
•
Awarded order for LRAD 950NXT systems for German Navy F-126 frigates.
•
Signed $75 million definitive agreement with the Puerto Rico Electric Power Authority to implement Genasys ACOUSTICS and ALERT Emergency Warning System on the island’s 37 dams.

•
Announced contract from the state of Oregon to power emergency preparedness planning and evacuation management access for the state’s 36 counties and 4.2 million residents.
•
Expanded Genasys Protect coverage area across 39 states.

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

Genasys has developed a global market and an increased demand for LRADs and advanced mass notification speakers. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility, and product reliability. We intend to continue building on our AHD market leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning, and our ability to forecast the timing of sales outcomes which leads to significant fluctuations in our quarterly financial results.

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

In fiscal 2025, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2024 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

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

We have been affected by price increases from our suppliers and logistics and other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through September 30, 2024, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

The methods, estimates, and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

1.
Identify the contract(s) with customers
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when or as the performance obligations have been satisfied

ASC 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

We derive our revenue from the sale of products and services to customers, contracts, license fees, other services, and freight. We sell our products and services through its direct sales force and through authorized resellers and system integrators. We recognize revenue for goods, including software, when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company, and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

Product Revenue

Product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that our customer obtains control of the products. A smaller portion of product revenue is recognized when the customer receives delivery of the hardware products. A portion of hardware products are sold through resellers and system integrators based on firm commitments from an end user, and as a result, resellers and system integrators carry little or no inventory. Our customers do not have a right to return hardware product unless the product is found to be defective and therefore our estimate for returns has historically been insignificant.

Perpetual licensed software

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of, or has the ability to take immediate possession of, the software and the software key. Perpetual software licenses can include one-year maintenance and support services. In addition, we sell maintenance services on a stand-alone basis and is therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which the maintenance relates.

Time-based licensed software

The time-based license agreements include the use of a software license for a fixed term, generally one-year, and maintenance and support services during the same period. We do not sell time-based licenses without maintenance and support services and therefore revenues for the entire arrangements are recognized on a straight-line basis over the term.

Warranty, maintenance, and services

We offer extended warranty, maintenance and other services. Extended warranty and maintenance contracts are offered with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended warranty contracts are recognized on a straight-line basis over the warranty period and maintenance contracts are recognized based on time elapsed over the service period. Revenue from other services such as training or installation is recognized when the service is completed. Warranty, maintenance, and services are classified as contract and other revenues.

Multiple performance obligations within an arrangement

We have entered into a number of multiple performance obligations within an arrangement, such as when selling a product or perpetual licenses that may include maintenance and support (included in the price of the perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, we delivers software development services bundled with the sale of the software. In an arrangement with multiple performance obligations, we allocate the fair value of each element within the arrangement, including software and software-related services such as maintenance and support, using the known stand-alone selling price, or if unknown, an expected cost-plus margin approach to determine the stand-alone selling price. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are observable.

Revenue is allocated to each deliverable based on the stand-alone selling price of each individual element and is recognized when the revenue recognition criteria described above are met, except for time-based licenses which are not unbundled. When software development services are performed to customize the functionality of the software, we recognize revenue from the software development services over time using milestones as the measure of progress, and the revenue from the software when the related development services have been completed.

We currently disaggregate revenue by reporting segment (Hardware and Software) and geographically to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 19, Segment Information and Note 20, Major Customers, Suppliers and Related Information in the consolidated financial statements included in this report for additional details of revenues by reporting segment and disaggregation of revenue.

Share-Based Compensation. We account for share-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation—Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility and the estimated term of each award. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model, which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the share-based award, the expected volatility of the price of our common stock over the expected term, the risk-free interest rate, and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Allowance for doubtful accounts for expected credit losses. Our products are sold to customers in many different markets and geographic locations. We estimate our allowance for doubtful accounts for expected credit losses on a case-by-case basis due to a limited number of customers. We base these estimates on many factors, including customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Our judgments and estimates regarding the collectability of accounts receivable have an impact on our financial statements. We record the adjustment to the allowance for doubtful accounts for expected credit losses in SG&A expenses in the consolidated statement of operations.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies, and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value.

Valuation of Intangible Assets. Intangible assets consist of technology, customer relationships, and trade name portfolio acquired in the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase, and patents and trademarks that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. This generally occurs when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

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

Accrued Warranty. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. Warranty expense is recorded in cost of revenues. We evaluate the adequacy of this reserve each reporting period.

Deferred Tax Asset. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of September 30, 2024, we not believe that it is more likely than not that its deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheet. Utilization of the net operating loss (“NOL”) carryforwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control. In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the ability to recover deferred tax assets. We will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and will adjust the valuation accordingly.

Fair Value of the Term Loan and Warrant Liabilities. We measure the fair value of the term loan and warrant liabilities at each reporting date in accordance with ASC 820, “Fair Value Measurement”. We elected the Fair Value Option (FVO) for its term loan, recording it at fair value upon issuance and remeasuring it at each reporting date. Changes in fair value, including accrued interest, are recognized in other income (expense) on the condensed consolidated statements of operations, with related costs expensed as incurred. Fair value is determined using a discounted cash flow method and Monte Carlo simulation. Warrant liabilities are also recorded at fair value at issuance and remeasured each reporting period, with changes recognized in other income (expense) using a Monte Carlo simulation model.

Business Combination. We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. The determination of fair values of identifiable assets and liabilities involves significant estimates and assumptions, including the use of valuation techniques such as discounted cash flow analyses. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that they might be impaired.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our consolidated financial statements.

Segment and Related Information

We are engaged in the design, development, and commercialization of critical communications hardware and software solutions designed to alert, inform, and protect people. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, Chief Executive Officer, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill, and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 19, Segment Information, in our consolidated financial statements for further discussion.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2024 and 2023

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in thousands of dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years Ended
	September 30, 2024		September 30, 2023
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product revenue	$14,384	59.9%	$40,128	86.0%	$(25,744)	(64.2%)
Contract and other	9,624	40.1%	6,535	14.0%	3,089	47.3%
Total revenues	24,008	100.0%	46,663	100.0%	(22,655)	(48.6%)

Cost of revenues	13,819	57.6%	24,901	53.4%	11,082	44.5%
Gross Profit	10,189	42.4%	21,762	46.6%	(11,573)	(53.2%)

Operating expenses
Selling, general and administrative	27,261	113.5%	24,621	52.8%	(2,640)	(10.7%)
Research and development	9,644	40.2%	8,127	17.4%	(1,517)	(18.7%)
Total operating expenses	36,905	153.7%	32,748	70.2%	(4,157)	(12.7%)

Loss from operations	(26,716)	(111.3%)	(10,986)	(23.5%)	(15,730)	143.2%

Other expense, net	(5,419)	(22.6%)	(10)	(0.0%)	(5,409)	54,090.0%

Loss before income taxes	(32,135)	(133.9%)	(10,996)	(23.6%)	(21,139)	192.2%
Income tax (benefit) expense	(405)	(1.7%)	7,400	15.9%	7,805	105.5%
Net loss	$(31,730)	(132.2%)	$(18,396)	(39.4%)	$(13,334)	72.5%

Net revenue
Hardware	$16,668	69.4%	$42,864	91.9%	(26,196)	(61.1%)
Software	7,340	30.6%	3,799	8.1%	3,541	93.2%
Total net revenue	$24,008	100.0%	$46,663	100.0%	$(22,655)	(48.6%)

US v International Revenue
US Revenue	$16,888	70.3%	$36,286	77.8%	(19,398)	(53.5%)
International Revenue	7,120	29.7%	10,377	22.2%	(3,257)	(31.4%)
Total	$24,008	100.0%	$46,663	100.0%	$(22,655)	(48.6%)

Revenues

Revenues decreased $22,655 in the fiscal year ended September 30, 2024, compared with fiscal year 2023. Hardware revenue decreased $26,196, partially offset by a $3,541 increase in software revenue compared with the prior fiscal year. Lower hardware revenue was largely due to low backlog at the start of the fiscal year and lower hardware orders during the fiscal year. Fiscal 2023 revenue included $21,891 from a U.S. Army program of record. Deliveries against this program of record were completed in the fourth quarter of fiscal 2023. As we sell predominantly to federal and state government agencies and the military, the receipt of orders is often uneven due to the timing of government budgets or approvals. The increase in software revenue in this fiscal year is due to growth in SaaS revenue, partially offset by lower professional services revenue on software contracts. As of September 30, 2024, we had aggregate deferred revenue and prepayments from customers in advance of product shipment of $5,618. The receipt of orders will often be uneven due to the timing of customers’ approval or budget cycles.

Gross Profit

Gross profit for the year ended September 30, 2024 decreased $11,573, compared with fiscal year 2023. The decrease in gross profit was due to lower hardware revenue and related reduced overhead absorption partially offset by higher margin software in fiscal 2024. Gross margin as a percentage of sales was 42.4% in fiscal year 2024, compared with 46.6% in the prior year.

Our products have varying gross margins and product mix may affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2,640, or 10.7%. The increase was due to a net $1,628 increase in professional services representing a $2,311 increase in legal expenses largely incurred for litigation to protect intellectual property rights and the acquisition of Evertel, offset by a $830 decrease in professional services expenses, largely marketing related, compared to the prior year, an increase of $465 in compensation expense primarily from the addition of Evertel, and $379 increase in amortization expense from the Evertel acquisition.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses of $1,378 and $1,428 for fiscal years 2024 and 2023, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential business opportunities. Commission expense will fluctuate based on the nature of our sales.

Research and Development Expenses

R&D expenses increased by $1,517, or 18.7%, due to an increase in engineers compared with the prior year period, including the addition of Evertel software development activities.

We incurred non-cash share-based compensation expenses allocated to research and development expenses of $207 and $103 for the fiscal years 2024 and 2023, respectively.

Other Expense, net

Other expense, net, increased by $5,409. This expense in the current fiscal year included $1,121 of professional service expenses related to the $15,000 secured term loan agreement entered in May 2024 (“Term Loan”), $602 of interest expense from the Term Loan, and $3,950 from the net change in fair value of the Term Loan and related warrants, partially offset by $237 of interest income.

Net Loss

The net loss of $31,730 for fiscal 2024 was an increase of $13,334 compared with the net loss of $18,396 in fiscal year 2023.

Other Metrics

We monitor a number of financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions, including the following key metrics. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

Adjusted EBITDA

Adjusted EBITDA represents our net income before other income, net, income tax expense (benefit), depreciation and amortization expense, share-based compensation and goodwill impairment. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and share-based compensation. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding allocation of capital, and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the intangible assets that are amortized and property and equipment that is depreciated, will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacement or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net income, and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Years ended
	September 30,
	2024	2023
Net loss	(31,730)	(18,396)
Other expense, net	5,419	10
Income tax expense (benefit)	(405)	7,400
Depreciation and amortization	2,929	2,558
Share-based compensation	1,652	1,642
Adjusted EBITDA	$(22,135)	$(6,786)

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

	Software				Hardware
	Years ended				Years ended
	September 30,		Fav (Unfav)		September 30,		Fav (Unfav)
	2024	2023	$	%	2024	2023	$	%
Revenue	$7,340	$3,799	$3,541	93.2%	$16,668	$42,864	$(26,196)	(61.1%)
Operating (loss) income	(14,898)	(14,226)	(672)	4.7%	(11,818)	3,240	(15,058)	(464.8%)

Reconciliation of U.S. GAAP to Non-GAAP
Depreciation and amortization	2,535	2,160	375	17.4%	394	398	(4)	(1.0%)
Share-based compensation	487	333	154	46.2%	1,165	1,309	(144)	(11.0%)
Adjusted EBITDA	$(11,876)	$(11,733)	$(143)	1.2%	$(10,259)	$4,947	$(15,206)	(307.4%)

Software Segment

Software segment revenue increased $3,541, or 93.2%, compared to the prior fiscal year. This reflects a 114.4% increase in recurring revenue, which is the expected yearly revenue from the subscription-based service, offset by a 20.4% decrease in professional services and licensing revenue compared with the prior fiscal year.

Operating loss increased $672 in the current fiscal year due to the addition of Evertel operating expense, including amortization expense, and higher commission expense directly related to higher software revenue in the current year.

Hardware Segment

Hardware segment revenue decreased $26,196, or 61.1%, compared to the prior fiscal year. The decrease was largely due to the completion in the fourth quarter of fiscal 2023 of a U.S. Army program of record from which $21,891 of hardware revenue was recognized in fiscal 2023. A new, similar sized program has been included as part of the Department of Defense fiscal year 2024 authorization. In addition, the backlog entering fiscal 2024 was lower than entering fiscal 2023.

Operating loss was $11,818 in fiscal year 2024, compared to operating income of $3,240 in fiscal year 2023, due to decreased revenue, lower gross profit, and increased professional services expenses compared with the prior fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2024 were $4,945, compared with $8,665 as of September 30, 2023. In addition, we had $7,945 in short-term marketable securities as of September 30, 2024, compared with $1,481 as of September 30, 2023. We had $249 in long-term marketable securities as of September 30, 2024, compared with no long-term marketable securities as of September 30, 2023. We also had restricted cash of $345 as of September 30, 2024 and $854 as of September 30, 2023. On October 4, 2023, we completed an underwritten public offering of 5,750,000 shares of its common stock at a public offering price of $2.00 per share. We received gross proceeds of approximately $11,500 from the offering, before underwriting discounts and commissions and offering expenses of $1,051. We have used the net proceeds of the offering for general corporate purposes, including funding organic growth, working capital, capital expenditures, and continued research and development with respect to products and technologies, as well as costs related to post-closing integration with our business and research and development activities related to the integrated business. Other than cash, proceeds from the underwritten public offering, and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

Loan Agreement

On May 13, 2024, we entered into a term loan and security agreement, pursuant to which we received gross proceeds of $15,000, before generating professional expenses of $1,121 related to the Term Loan. The principal of the Term Loan is $15,000 and is payable upon maturity on May 13, 2026. We are required to make quarterly interest payments on the Term Loan, and may elect to pay quarterly interest on the Term Loan based on the three-month Secured Overnight Financing Rate (“SOFR”) plus five percent (5%) in cash or we may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of our common stock. We may voluntarily redeem the Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value. The Term Loan includes financial covenants and contains other customary affirmative and negative covenants and events of default. All obligations under the Term Loan are secured by substantially all of our assets. As of September 30, 2024, we were in compliance with all financial and reporting covenants of the Term Loan and we paid all interest in cash through September 30, 2024.

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

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019, under which the Company is authorized to repurchase up to $5,000 of its outstanding common shares. In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned revenues and expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years ended
	September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$(19,454)	$(9,593)
Investing activities	(8,666)	5,538
Financing activities	23,873	(114)

Operating Activities

During the year ended September 30, 2024, net cash used in operating activities was $19,454, primarily resulting from net loss of $31,730, offset by a net cash increase from changes in our operating assets and liabilities of $3,408 and non-cash expenses of $8,868. Net cash increase from changes in our operating assets and liabilities, consisted primarily of a $2,819 decrease in accounts receivable due to decreased hardware sales, a $2,235 increase in accounts payable related to procurement for increased 2025 sales projection, and a $442 increase in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities, partially offset by a $1,272 increase in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, and a $816 increase in inventory.

We had accounts receivable of $3,283 as of September 30, 2024. Our receivable balance can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers.

Investing Activities

During the year ended September 30, 2024, net cash used in investing activities was $8,666, primarily due to $16,206 purchases short and long-term marketable securities, $908 of cash used in the Evertel acquisition, $764 of cash used for asset purchase holdback liability, and $191 cash used for capital expenditure, which includes the purchase of product tooling, computer equipment, and leasehold improvements for our operating facilities. This was offset by $9,403 proceeds received from maturities of available for sale marketable securities.

Financing Activities

During the year ended September 30, 2024, net cash provided by financing activities was $23,873, primarily due to $13,698 in net proceeds from the Term Loan in May 2024, and $10,449 in net proceeds from an offering of the Company’s common stock in October 2023, offset by $219 payment made for contingent consideration, $43 settlement in statutory tax withholding requirement upon cashless exercise of stock options, and $12 to settlement in statutory tax withholding requirements upon vesting of restricted stock units. In the year ended September 30, 2024, we did not receive proceeds from the exercise of stock options.

Commitments

We are committed for our San Diego headquarter facility lease through August 30, 2028, as more fully described in Note 13, Leases, in our consolidated financial statements.

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. All of the Company’s key employees are entitled to participate in the bonus plan. During the years ended September 30, 2024 and September 30, 2023, the Company recorded $508 and $194, respectively, in bonus expense, and related payroll tax expense in connection with the bonus plans. Unpaid bonus related expense is included in “Accrued liabilities” on the consolidated balance sheet.

The Company is party to an employment agreement with our chief executive officer that provides for termination severance benefits, including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of the fiscal year, and vesting of a portion of stock options held by the employee at the time of termination. The agreement also has a change in control clause whereby the chief executive officer would be entitled to receive specific severance and equity vesting benefits if specified termination events occur.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the guidelines established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since September 30, 2023, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2025 (the “Proxy Statement”).

Item 10. Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors”, “Board and Committee Matters and Corporate Governance Matters”, and “Delinquent Section 16(a) Reports” contained in Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.

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

3.1.3	Amendment to Certificate of Incorporation dated March 24, 2010. Incorporated by reference to Exhibit 3.1 on Form 8-K filed March 31, 2010.

3.1.4	Amendment to Certificate of Incorporation dated January 6, 2020. Incorporated by reference to Exhibit 3.1 on Form 8-K filed January 13, 2020.

3.1.5	Amendment to Certificate of Incorporation dated March 16, 2021. Incorporated by reference to Exhibit 3.1 on Form 8-K filed March 19, 2021.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006.
4.	Instruments Defining the Rights of Securities Holders,

4.1	Description of the Securities of the Registrant. Incorporated by reference to Exhibit 4.1 on Form 10-K for the year ended September 30, 2023, filed December 7, 2023.

4.2	Warrant Agreement. Incorporated by reference to Exhibit 4.1 on Form 8-K filed May 14, 2024.

10.	Material Contracts

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

10.11	Change in Control Severance Benefit Plan. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2021 filed February 7, 2022.+

10.12	Term Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 14, 2024.

10.13	Right of First Refusal Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed May 14, 2024.

19.	Insider Trading Policies and Procedures

19.1	Genasys Inc. Insider Trading Policy. Incorporated by reference to Exhibit 19.1 on Form 10-K for the year ended September 30, 2023, filed December 7, 2023.

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant.*

23.	Consents of Experts and Counsel

23.1	Consent of Baker Tilly US, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

97	Clawback Policies

97.1	Genasys Inc. Clawback Policy. Incorporated by reference to Exhibit 97.1 on Form 10-K for the year ended September 30, 2023, filed December 7, 2023.

99.	Additional Exhibits

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

Genasys Inc.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Genasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genasys Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations – Estimate for Valuation of Acquired Intangible Assets – Refer to Note 4 to the financial statements

Critical Audit Matter Description

On October 4, 2023, the Company completed the acquisition of Evertel Technologies, LLC. The Company accounted for the Evertel Technologies, LLC acquisition as a business combination and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. Identifiable intangible assets acquired included developed technology intangible assets and customer-related intangible assets. The excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed was recorded as goodwill.

We identified certain inputs into the fair value determination of technology-based intangible assets, customer-related intangible assets and goodwill for the business combination as a critical audit matter due to the significant judgment required in estimating future revenues of the acquired entity as well as the selection of appropriate discount rates. There was a high degree of auditor judgment and subjectivity in applying audit procedures and evaluating the significant assumptions relating to these revenue estimates, including involvement of our fair value specialists.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪
We assessed the knowledge, skills, abilities, and objectivity of management’s valuation specialist and evaluated the work performed.
▪
When assessing the reasonableness of assumptions related to forecasted revenues, we evaluated whether the assumptions used were appropriate from a market participants standpoint. This included evaluation against industry forecasts, comparable peer financial results and historical operating results.
▪
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by testing the source information underlying the discount rates and testing the mathematical accuracy of the calculations and developed a range of independent estimates and compared those to the discount rates selected by management.

Term Loan and Warrant Liabilities – Estimate of Fair Value – Refer to Note 12 to the financial statements

Critical Audit Matter Description

On May 13, 2024, the Company entered into a term loan and security agreement, pursuant to which the Company received $14,700,000 in cash proceeds in exchange for a $15,000,000 term loan (“Term Loan”) and the issuance of warrants to purchase up to 3,068,182 shares of the Company’s common stock (“Warrants”). Because the Term Loan and Warrants were determined to be freestanding financial instruments both recorded subsequently at fair value, the proceeds received were allocated to each instrument on a relative fair value basis.

We identified the fair value determination of the term loan and warrant liabilities as a critical audit matter due to the significant judgment required in determining their estimated fair values. Management’s estimates of fair value included assumptions for discount rates, projected Secured Overnight Financing Rate (“SOFR”), equity volatility and the likelihood of future financing rounds. There was a high degree of auditor judgment and subjectivity in applying audit procedures and evaluating the significant assumptions relating to the estimates, including involvement of our fair value specialists.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪
We assessed the knowledge, skills, abilities, and objectivity of management’s valuation specialist and evaluated the work performed.
▪
When assessing the appropriateness of assumptions related to discount rates, projected SOFR rates, equity volatility and the likelihood of future financing rounds, we evaluated whether the assumptions used were reasonable considering historical financial information of the Company, the Company’s forecasted financial information, as well as developed a range of independent estimates and compared those to the estimates selected by management.
▪
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates and projected SOFR rates by testing the mathematical accuracy of the calculations, testing the valuation methods and techniques applied, and agreeing rates selected to independent sources.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois

December 13, 2024

Genasys Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,945	$8,665
Short-term marketable securities	7,945	1,481
Restricted cash	95	758
Accounts receivable, net of allowance for doubtful accounts for expected credit losses of $65	3,283	5,952
Inventories, net	7,313	6,501
Prepaid expenses and other	2,559	1,851
Total current assets	26,140	25,208

Long-term marketable securities	249	—
Long-term restricted cash	250	96
Property and equipment, net	1,291	1,551
Goodwill	13,329	10,282
Intangible assets, net	8,506	8,427
Operating lease right of use assets, net	3,110	3,886
Other assets	1,061	455
Total assets	$53,936	$49,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,034	$2,785
Accrued liabilities	9,030	7,466
Operating lease liabilities, current portion	1,021	1,008
Total current liabilities	14,085	11,259

Notes payable, at fair value	12,010	—
Warrant liability	6,640	—
Long-term deferred revenue	369	551
Operating lease liabilities, noncurrent	3,269	4,283
Total liabilities	36,373	16,093
Commitments and Contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,631,030 and 36,611,240 shares issued and outstanding, respectively	-	-
Additional paid-in capital	125,690	110,379
Accumulated deficit	(107,792)	(76,062)
Accumulated other comprehensive loss	(335)	(505)
Total stockholders' equity	17,563	33,812
Total liabilities and stockholders' equity	$53,936	$49,905

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years ended
	September 30,
	2024	2023
Revenues:
Product sales	$14,384	$40,128
Contract and other	9,624	6,535
Total revenues	24,008	46,663
Cost of revenues	13,819	24,901

Gross profit	10,189	21,762

Operating expenses
Selling, general and administrative	27,261	24,621
Research and development	9,644	8,127
Total operating expenses	36,905	32,748

Loss from operations	(26,716)	(10,986)

Other income (expenses)
Interest income	237	136
Interest expense	(603)	—
Change in fair value of term loan and warrants	(3,950)	—
Other	(1,103)	(146)
Other expense, net	(5,419)	(10)

Loss before income taxes	(32,135)	(10,996)
Income tax (benefit) expense	(405)	7,400
Net loss	$(31,730)	$(18,396)

Net loss per common share - basic and diluted	$(0.72)	$(0.50)

Weighted average common shares outstanding:
Basic and diluted	44,316,865	36,939,335

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended
	September 30,
	2024	2023
Net loss	$(31,730)	$(18,396)
Unrealized gain on marketable securities	18	80
Unrealized foreign currency translation gain	152	207
Comprehensive loss	$(31,560)	$(18,109)

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except par value and share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance as of September 30, 2022	36,611,240	$366	$108,551	$(57,366)	$(792)	$50,393
Share-based compensation expense	—	—	1,642	—	—	1,642
Issuance of common stock upon exercise of stock options, net	84,765	1	138	—	—	138
Issuance of common stock upon cashless exercise of stock options, net	278,712	3	300	(300)	—	—
Shares retained for payment of taxes in connection with cashless exercise of stock options	(74,606)	(1)	(207)	—	—	(207)
Issuance of common stock upon vesting of restricted stock units	253,012	2	—	—	—	—
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(11,616)	—	(45)	—	—	(45)
Release of obligation to issue commons stock	69,564	1	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	287	287
Net loss	—	—	—	(18,396)	—	(18,396)
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812

Share-based compensation expense	—	—	1,652	—	—	1,652
Issuance of common stock in business combination	1,303,912	14	3,265	—	—	3,265
Release of obligation to issue commons stock	69,564	1	—	—	—	—
Issuance of common stock upon cashless exercise of stock options, net	27,016	—	(43)	—	—	(43)
Issuance of common stock upon offering, net of issuance costs of $1,051	5,750,000	57	10,449	—	—	10,449
Issuance of common stock upon vesting of restricted stock units	276,313	2	—	—	—	—
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(6,846)	—	(12)	—	—	(12)
Accumulated other comprehensive income	—	—	—	—	170	170
Net loss	—	—	—	(31,730)	—	(31,730)
Balance as of September 30, 2024	44,631,030	$446	$125,690	$(107,792)	$(335)	$17,563

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
`	September 30,
	2024	2023
Operating Activities:
Net loss	$(31,730)	$(18,396)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,929	2,558
Amortization of debt issuance costs	—	8
Warranty provision	(56)	31
Inventory obsolescence	4	295
Share-based compensation	1,652	1,642
Loss on change in fair value of warrants	3,515	—
Loss on change in fair value of Term Loan	435	—
Deferred income taxes	(525)	7,373
Loss on disposal of fixed asset	6	4
Amortization of operating lease right of use asset	794	772
Remeasurement of acquisition contingent consideration	(16)	—
Accretion of acquisition holdback liability	20	49
Accretion of investment of marketable securities	110	—

Changes in operating assets and liabilities, net of the effects from acquisition:
Accounts receivable, net	2,819	827
Inventories, net	(816)	(788)
Prepaid expenses and other	(1,272)	1,671
Accounts payable	2,235	425
Accrued and other liabilities	442	(6,064)
Net cash used in by operating activities	(19,454)	(9,593)

Investing Activities:
Purchases of marketable securities	(16,206)	(3,641)
Proceeds from maturities of marketable securities	9,403	9,418
Cash paid for acquisitions net of cash acquired	(908)	—
Cash paid for asset purchase holdback liability	(764)	—
Capital expenditures	(191)	(239)
Net cash (used in) provided by investing activities	(8,666)	5,538

Financing Activities:
Proceeds from issuance of Term Loan and warrants, net of issuance cost	13,698	—
Proceeds from offering of common stock, net of issuance costs	10,449	—
Proceeds from exercise of stock options	—	138
Payment of contingent consideration	(219)	—
Shares retained for payment of taxes in connection with settlement of restricted stock units	(12)	(45)
Shares retained for payment of taxes in connection with the exercise of stock options	(43)	(207)
Net cash provided by (used in) financing activities	23,873	(114)
Effect of foreign exchange rate on cash	18	29
Net decrease in cash, cash equivalents, and restricted cash	(4,229)	(4,140)
Cash, cash equivalents and restricted cash, beginning of period	9,519	13,659
Cash, cash equivalents and restricted cash, end of period	$5,290	$9,519

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,945	$8,665
Restricted cash, current portion	95	758
Long-term restricted cash	250	96
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$5,290	$9,519

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	September 30,
	2024	2023
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$18	$71
Purchases of property and equipment included in accounts payable and accrued liabilities	$21	$—
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$—	$(416)
Initial measurement of operating lease right of use assets	$—	$79
Initial measurement of operating lease liabilities	$—	$79
Shares surrendered from stock option exercises	$—	$300
Obligation to issue common stock in connection with the Evertel acquisition	$(685)	$—
Shares issued in connection with the Evertel acquisition	$(1,924)	$—
Settlement of contingent consideration in shares of common stock	$(656)	$—
Holdback liability payable in connection with the Evertel acquisition	$(250)	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$603	$—
Cash paid for taxes	$52	$—

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share and share amounts)

1. OPERATIONS

Genasys Inc. is a global provider of Protective Communications solutions including its Genasys Protect software platform and Genasys Long Range Acoustical Devices (“LRAD”). The Company’s unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. The Company uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts for expected credit losses, fair value of term loan and warrant liabilities, contingent consideration, valuation of inventory, goodwill and intangible assets, warranty reserve, valuation of operating lease right of use assets and operating lease liabilities, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers. It is customary for the Company to require a deposit as collateral. As of September 30, 2024, accounts receivable from three customers accounted for 15%, 14% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. As of September 30, 2023, accounts receivable from three customers accounted for 22%, 10% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

The Company maintains cash and cash equivalent bank deposit accounts which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2024, there are $627 of cash and cash equivalents retained in foreign banks. The Company has not experienced any losses in such accounts. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Company also invests cash in instruments that meet high credit quality standards, as specified in the Company’s policy guidelines such as money market funds, corporate bonds, municipal bonds and Certificates of Deposit. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is generally the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of September 30, 2024 and 2023, the amount of cash and cash equivalents was $4,945 and $8,665, respectively.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of September 30, 2024 and 2023, the amount of restricted cash was $345 and $854, respectively, which is included in “Restricted cash” and “Long-term restricted cash” in the consolidated balance sheet.

MARKETABLE SECURITIES

The Company’s investments in debt instruments are classified as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification and impairment on a quarterly basis. If the fair value of a debt security is less than its amortized cost, the Company evaluates whether the impairment is considered other-than-temporary. This assessment considers management's intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and whether the present value of expected future cash flows is less than the amortized cost basis. If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, the full impairment is recognized in earnings. If a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the security will be sold before recovery, the impairment is bifurcated into a credit loss component, recognized in earnings, and a noncredit loss component, recognized in other comprehensive income.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR EXPECTED CREDIT LOSSES

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

The Company maintains an allowance for doubtful accounts for expected credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under ASC 326, based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions.

The Company’s allowance for doubtful accounts for expected credit losses was $65, as of both September 30, 2024 and 2023.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance. The Company’s historical credit losses have not been significant due to this dispersion and the financial stability of the Company's customers. The Company considers its historical credit losses to be immaterial to its business and, therefore, has not provided all the disclosures otherwise required by the standard.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal years 2024 and 2023, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the First-In, First-Out (FIFO) method. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. During the year ended September 30, 2024, the Company disposed of $284 of obsolete parts inventory that was included in the inventory reserve as of September 30, 2023. The Company then increased its inventory reserve by $288 during the year ended September 30, 2024, for parts and demo equipment that may not be utilized.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation on machinery and equipment and office furniture and equipment is computed over the estimated useful lives of two to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the lease or expected lease term. Upon retirement or disposition of equipment, the related cost and accumulated depreciation is removed, and a gain or loss is recorded.

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

GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets, which consist of technology, customer relationships, patents, trade names and trademarks, are carried at cost less accumulated amortization. Intangible assets are amortized over their estimated useful lives, based on a number of assumptions including estimated periodic economic benefit and utilization. The estimated useful lives of identifiable intangible assets have been estimated to be between three and fifteen years. The Company periodically evaluates the carrying value of intangible assets, considering factors such as technological advancements, market trends, and the introduction of competing innovations. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the carrying value exceeds fair value.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below the carrying amount. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. The Company did not record a goodwill impairment charge for the year ended September 30, 2024 and 2023. Refer to Note 9, Goodwill and Intangible Assets for more information.

LEASES

In accordance with the guidance in ASC 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Refer to Note 13, Leases for more information.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $128 and $289 for the fiscal years ended September 30, 2024 and 2023, respectively. Actual revenues from shipping and handling were $187 and $392 for the fiscal years ended September 30, 2024 and 2023, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and were $454 and $512 for the years ended September 30, 2024 and 2023, respectively.

RESEARCH AND DEVELOPMENT COSTS

Technological feasibility for products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs as incurred.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $76 and $132 as of September 30, 2024 and 2023, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and finite-lived intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of an intangible asset exceeds the fair value, or if changes in facts and circumstances indicate impairment, an impairment loss is measured and recognized using the asset’s fair value. There was no impairment of long-lived assets for the years ended September 30, 2024 and September 30, 2023. Refer to Note 6, Fair Value Measurements and Note 9, Goodwill and Intangible Assets for additional information.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. Diluted net loss per share is the same as the basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive due to the net loss position of all periods presented. Refer to Note 18, Net Loss Per Share, for additional information.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Genasys Spain is the Euro and the functional currency of Genasys Canada is the Canadian dollar. The Company translates the assets and liabilities of Genasys Spain and Genasys Canada to the U.S. dollar at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys Spain and Genasys Canada to the U.S. dollar at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any transaction exchange gains and losses resulting from these transactions, are included in the consolidated statements of operations. The translation gain for the period ending September 30, 2024 was $152 resulting from transactions between Genasys U.S. and Genasys Spain and Genasys Canada. For the year ended September 30, 2023, there was a translation gain of $207.

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to qualified and non-qualified stock options and restricted stock units (RSUs) issued to employees, directors and consultants. For stock options, compensation expense is measured at the grant date fair value and recognized over the requisite service period, typically the vesting period. The fair value is estimated using the Black-Scholes option-pricing model. For RSUs, compensation expense is measured based on the fair market value of the Company’s common stock on the grant date and recognized over the vesting period. For RSUs with performance conditions, expense recognition is based on the probability of achieving the specified performance targets. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Refer to Note 16, Share-based Compensation, for additional information.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2024 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

TERM LOAN

The Company determined that it is eligible for the fair value option (“FVO”) election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the FVO under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the FVO. The FVO election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan. At the date of issuance, the fair value of the Term Loan was estimated using a discounted cash flow method. Changes in the fair value of the Term Loan, other than changes associated with the Company’s own credit risk, are recorded as gains or losses in other income/expense in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company’s own credit risk are recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. There have been no such changes for the year ended September 30, 2024. Under the FVO, debt issuance costs are recorded in other expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Refer to Note 12, Term Loan and Warrant Liabilities, for additional information.

WARRANTS

The warrants issued in conjunction with the Term Loan are classified as liabilities under ASC 815-40 due to not being indexed to the Company’s stock. The warrants are measured at fair value using Monte Carlo simulation to capture the down-round provision in the warrant agreement. Changes in fair value of the warrants, are recorded as gains or losses in other income/expense in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Refer to Note 12, Term Loan and Warrant Liabilities, for additional information.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for doubtful accounts for expected credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (“ASC 326”), Derivatives and Hedging (“ASC 815”) and Leases (“ASC 842”), which extended the effective date of ASC 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard was effective for the Company beginning October 1, 2023. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for additional information.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. The standard is effective for fiscal years beginning after December 15, 2024, which means it will be effective for the Company’s fiscal years beginning October 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact the updated standard will have on disclosure within the consolidated financial statements.

4. BUSINESS COMBINATION

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

The Company incurred $151 in expenses related to this transaction. $39 of the expenses were incurred in the fourth quarter of fiscal year 2023, $12 in the first fiscal quarter of 2024, $62 in the second fiscal quarter of 2024, $18 in the third fiscal quarter of 2024, and $20 in the fourth fiscal quarter of 2024. The expense was recorded in selling, general and administrative expenses in the consolidated statement of operations.

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

The goodwill for Evertel is attributable to combining the Company’s existing emergency communications solutions with the software and software development capabilities of Evertel to enhance product offerings. Goodwill is also attributable to the skill level of the acquired workforce. The Company performed analysis on the transaction and refined its calculations as appropriate during the measurement period, which could affect the value of goodwill. Goodwill value was finalized on October 4, 2024, and was the same as September 30, 2024. Goodwill from the Evertel acquisition will not be deductible for tax purposes.

As of September 30, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration decreased $16 due to remeasurement adjustments. As of September 30, 2024, no contingent consideration liability remained outstanding.

The Company has included the operating results of Evertel in continuing operations in its condensed consolidated financial statements since the acquisition date. $994 in net revenues and $717 in net loss of Evertel were included in the condensed consolidated financial statements for the year ended September 30, 2024.

5. REVENUE RECOGNITION

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
5.
Recognize revenue when or as the performance obligations have been satisfied

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

Multiple performance obligations within an arrangement

The Company has entered into a number of multiple performance obligations within an arrangement, such as the sale of a product or perpetual software licenses that may include maintenance and support (included in price of perpetual licenses) and time-based software licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In an arrangement with multiple performance obligations, the Company allocates the fair value of each element within the arrangement, including software and software-related services such as maintenance and support, using the known stand-alone selling price, or if unknown, an expected cost-plus margin approach to determine the stand-alone selling price. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are observable.

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

Variable Consideration

The transaction price may include variable consideration, such as rebates, discounts, and returns, estimated using the expected value or most likely amount method. These estimates are based on historical experience and contractual terms and are constrained to avoid significant revenue reversals. Adjustments are recognized when new information becomes available, and variable consideration is allocated to performance obligations as applicable.

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of September 30, 2024 and September 30, 2023, including the change between the periods. As of September 30, 2024, contract asset balance is $150. There was no contract assets as of September 30, 2023. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2023	$766	$3,254	$4,020
New performance obligations	6,294	8,163	14,457
Recognition of revenue as a result of satisfying performance obligations	(5,454)	(7,411)	(12,865)
Effect of exchange rate on deferred revenue	—	6	6
Balance as of September 30, 2024	$1,606	$4,012	$5,618
Less: non-current portion	—	(369)	(369)
Current portion as of September 30, 2024	$1,606	$3,643	$5,249

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5,618. The Company expects to recognize revenue on approximately $5,249, or 93%, of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist principally of cash equivalents, short and long-term marketable securities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

Other than the Term Loan and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of September 30, 2024. The Company did not have any financial instruments in the Level 3 category as of September 30, 2023. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended September 30, 2024 and September 30, 2023.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2024 and 2023. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive loss until recognized in earnings upon the sale or maturity of the security.

	September 30, 2024
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$301	$—	$—	$301	$301	$—	$—

Level 2:
Certificates of deposit	401	—	—	401	152	—	249
U.S. government agency bonds	2,591	3	—	2,594		2,594	—
Municipal securities	2,127	2	—	2,129	—	2,129	—
Corporate bonds	3,219	3	—	3,222	—	3,222	—
Subtotal	8,338	8	—	8,346	152	7,945	249

Total	$8,639	$8	$—	$8,647	$453	$7,945	$249

	September 30, 2023
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$2,307	$—	$—	$2,307	$2,307	$—	$—

Level 2:
Certificates of deposit	301	—	—	301	—	301	—
Municipal securities	926	—	(7)	919	—	919	—
Corporate bonds	264	—	(3)	261	—	261	—
Subtotal	1,491	—	(10)	1,481	—	1,481	—

Total	$3,798	$—	$(10)	$3,788	$2,307	$1,481	$—

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There were no gross unrealized losses on available-for-sale debt securities as of September 30, 2024, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for doubtful accounts for expected credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

As of September 30, 2024, there were no unrealized loss positions related to available-for-sale debt securities. The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023:

	As of September 30, 2023
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
U.S. government agency bonds	—	—	—	—	—	—
Municipal securities	684	(2)	235	(5)	919	(7)
Corporate bonds	—	—	261	(3)	261	(3)
	$684	$(2)	$496	$(8)	$1,180	$(10)

Instruments measured at Fair Value on a Non-Recurring Basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use assets (“ROU assets”) are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for goodwill and intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There were no goodwill impairment charge for the year ended September 30, 2024 and September 30, 2023.

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2024. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

		Fair Value Measurements at September 30, 2024
Carrying Value	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain (Loss)
Intangible assets from Evertel acquisition	$2,550	$—	$—	$2,550	$—
Goodwill from Evertel acquisition	$2,923	$—	$—	$2,923	$—

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2023. There were no business combinations during the twelve months ended September 30, 2023. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

		Fair Value Measurements at September 30, 2023
Carrying Value	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain (Loss)
Operating Lease ROU Asset	$79	$—	$—	$79	$—

Contingent consideration liability: In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. A payment of up to $1,050 is payable based on future performance. The Company engaged independent valuation experts to assist in determining the fair value of the contingent consideration. The contingent liability was recorded at the fair value at the acquisition date and subject to subsequent remeasurement adjustment if performance criteria were not achieved. The change in fair value was recorded in other income/expense in the accompanying consolidated statement of operations. The change in the carrying amount of the contingent liability is as follows:

Balance as of acquisition date	$890
Remeasurement adjustment	(16)
Payment	(874)
Balance as of September 30, 2024	$—

The Company paid $219 in cash and issued 236,343 shares of common stock to the former owners of Evertel during the third quarter of 2024. As of September 30, 2024, there was no remaining contingent consideration liability.

Acquisition Holdback Liability: In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential future misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value, which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in other income/expense in the accompanying consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of acquisition date	$230
Accretion	20
Balance as of September 30, 2024	$250

7. INVENTORIES

Inventories consisted of the following:

	September 30,
	2024	2023
Raw materials	$5,442	$5,086
Finished goods	1,377	1,029
Work in process	1,331	1,218
Inventories, gross	8,150	7,333
Reserve for obsolescence	(837)	(832)
Inventories, net	$7,313	$6,501

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2024	2023
Office furniture and equipment	$1,697	$1,582
Machinery and equipment	1,480	1,441
Leasehold improvements	2,312	2,302
Construction in progress	30	—
Property and equipment, gross	5,519	5,325
Accumulated depreciation	(4,228)	(3,774)
Property and equipment, net	$1,291	$1,551

	Years ended
	September 30,
	2024	2023
Depreciation expense	$451	$450

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, the Amika Mobile asset purchase, and Evertel, and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of September 30, 2024 and September 30, 2023, goodwill was $13,329 and $10,282, respectively. There were no impairments to goodwill during the years ended September 30, 2024 and September 30, 2023.

The changes in the carrying amount of goodwill by segment for the year ended September 30, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$—	$10,282	$10,282
Acquisition	—	2,923	2,923
Currency translation	—	124	124
Balance as of September 30, 2024	$—	$13,329	$13,329

The changes in the carrying amount of intangible assets by segment for the year ended September 30, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$17	$8,410	$8,427
Acquisitions	—	2,550	2,550
Amortization	(3)	(2,475)	(2,478)
Currency translation	—	7	7
Balance as of September 30, 2024	$14	$8,492	$8,506

Intangible assets and goodwill related to Genasys Spain are translated from Euro to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $131.

The Company’s intangible assets consisted of the following:

	September 30,
	2024	2023
Technology	$14,252	$11,930
Customer relationships	2,081	1,790
Trade name portfolio	617	605
Patents	72	72
	17,022	14,397
Accumulated amortization	(8,516)	(5,970)
	$8,506	$8,427

	Years ended
	September 30,
	2024	2023
Amortization expense	$2,478	$2,108

Estimated amortization expense for the fiscal year ending September 30 was as the follows:

Fiscal year ending September 30,
2025	$2,358
2026	2,222
2027	2,048
2028	1,220
2029	329
Thereafter	329
Total estimated amortization expense	$8,506

10. PREPAID EXPENSES AND OTHER

	September 30,
	2024	2023
Prepaid professional services	$595	$136
Prepaid commissions	540	417
Dues and subscriptions	516	261
Prepaid insurance	288	264
Trade shows and travel	116	150
Canadian goods and services and harmonized sales tax receivable	69	123
Deposits for inventory	4	301
Value-Added Tax and bank withholdings	225	133
Other	206	66
	$2,559	$1,851

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

11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2024	2023
Payroll and related	$3,249	$2,237
Deferred revenue	3,643	2,703
Customer deposits	1,606	766
Acquisition or asset purchase holdback liability	250	736
Short-term provision	155	—
Warranty reserve	76	132
Accrued contract costs	—	825
Other	51	67
Total	$9,030	$7,466

Payroll and related

Accrued payroll and related consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits.

Deferred revenue

Deferred revenue as of September 30, 2024, included prepayments from customers for services, including extended warranty, scheduled to be performed in the year ending September 30, 2025.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered during the year ending September 30, 2025.

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

Warranty reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2024	2023
Beginning balance	$132	$159
Warranty provision	(35)	40
Warranty settlements	(21)	(67)
Ending balance	$76	$132

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$736) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability was recorded at fair value in the consolidated balance sheet as of September 30, 2023. The holdback was paid to the seller of the Amika Mobile assets on October 6, 2023.

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

Term Loan

The principal of the Term Loan is $15,000 and is payable upon maturity on May 13, 2026. The Term Loan provides a two percent original issue discount to the lenders. The Company is required to make quarterly interest payments on the Term Loan. The Company may elect to pay quarterly interest on the Term Loan based on the three-month Secured Overnight Financing Rate ("SOFR") plus five percent (5%) in cash or the Company may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of the Company’s common stock. The Company may voluntarily redeem the Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value. The Term Loan includes financial covenants and contains other customary affirmative and negative covenants and events of default. All obligations under the Term Loan are secured by substantially all of the Company’s assets. As of September 30, 2024, the Company was in compliance with all financial and reporting covenants of the Term Loan.

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

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Term Loan at issuance and subsequently at each reporting date. The fair value of the Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The significant fair value assumption is the discount rate, which was 27.2% and 26.0% as of May 13, 2024 and September 30, 2024, respectively.

A summary of the changes in the fair value of the Term Loan Level 3 roll forward was as follows:

Year Ended
September 30, 2024
Beginning Balance	$—
Transfer in	11,575
Change in fair value related to non-credit risk in net income	435
Change in fair value related to credit risk in OCI	—
Fair value as of September 30, 2024	$12,010

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

Year Ended
September 30, 2024
Beginning Balance	$—
Transfer in	3,125
Change in fair value in net income	3,515
Fair value as of September 30, 2024	$6,640

A summary of the changes in the fair value of the warrant liabilities Level 3 roll forward was as follows:

	May 13,	September 30,
	2024	2024
Discount Rate	4.5%	3.6%
Volatility	55.0%	58.0%

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

During the year ended September 30, 2023, the Company added an additional operating ROU asset of $79 and operating lease liabilities of $79 for office space. The tables below show the operating ROU assets and liabilities as of September 30, 2023, and the balances as of September 30, 2024, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2023	$3,886
Less amortization of operating lease ROU assets	(794)
Effect of exchange rate on operating lease ROU assets	18
Operating lease ROU assets as of September 30, 2024	$3,110

Operating lease liabilities
Operating lease liabilities as of September 30, 2023	$5,291
Less lease principal payments on operating lease liabilities	(1,020)
Effect of exchange rate on operating lease liabilities	19
Operating lease liabilities as of September 30, 2024	4,290
Less non-current portion	(3,269)
Current portion as of September 30, 2024	$1,021

As of September 30, 2024, the Company’s operating leases have a weighted-average remaining lease term of 3.8 years and a weighted-average discount rate of 4.2%. The maturities of the operating lease liabilities were as follows:

Fiscal year ending September 30,
2025	$1,177
2026	1,201
2027	1,222
2028	1,047
2029	—
Thereafter	—
Total undiscounted operating lease payments	4,647
Less imputed interest	(357)
Present value of operating lease liabilities	$4,290

For the years ended September 30, 2024 and September 30, 2023, total lease expense under operating leases was approximately $982 and $1,003, respectively. The Company recorded short-term lease expense of $25 and $19 for the year ended September 30, 2024 and September 30, 2023.

14. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2024	2023
Current tax provision
Federal	$—	$—
State	11	16
Foreign	109	11
Total current tax provision	120	27
Deferred provision
Federal	(390)	6,266
State	(135)	1,107
Total deferred provision	(525)	7,373
Provision (benefit) for income taxes	$(405)	$7,400

A reconciliation of income taxes at the federal statutory rate of 21% to the effective tax rate was as follows:

	Years ended September 30,
	2024	2023
Income taxes computed at the federal statutory rate	$(6,744)	$(2,309)
Change in valuation allowance	3,466	10,376
Nondeductible compensation, interest expense and other	956	232
State income taxes, net of federal tax benefit	(334)	(605)
Change in R&D credit carryover	(379)	(433)
NOL expirations and other prior year true-ups	3,051	111
Foreign rate differential & foreign taxes	104	28
Tax impacts of Evertel acquisition accounting	(525)	—
	$(405)	$7,400

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset as of September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$12,357	$10,665
Research and development credit	4,639	4,929
Share-based compensation	562	650
Patents	1,770	2,203
Accruals and other	2,227	2,071
Capitalized R&E expenses	3,893	1,916
Allowances	199	237
Gross deferred tax assets	25,647	22,671
Deferred tax liabilities
Equipment	(216)	(274)
Operating ROU assets	(619)	(907)
Acquired intangible assets	(1,592)	(1,736)
Gross deferred tax liabilities	(2,427)	(2,917)
Less valuation allowance	23,220	19,754
Net deferred tax assets and liabilities	$—	$—

As of September 30, 2024, the Company had net deferred tax assets and liabilities of approximately $0 due to the establishment of a full valuation allowance against its net deferred tax assets. The deferred tax assets are primarily comprised of federal and state NOL carryforwards and federal and state research and development (“R&D”) tax credit carryforwards offset by valuation allowance. As of September 30, 2024, the Company had federal and California NOL carryforwards of approximately $42,940 and $5,288, respectively. The federal NOLs if not utilized will expire from tax years September 30, 2025 through 2037, except for $16,489 which have an indefinite carryforward period. The California NOLs if not utilized will expire from tax years September 30, 2043 through 2044. The Company also has an estimated $2,887and $375 of federal and California R&D tax credits, respectively, as of September 30, 2024, where a portion of federal R&D tax credits will begin to expire next year. The California R&D tax credits do not expire.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. As of September 30, 2024, the Company does not believe that it is more likely than not that its deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheet.

As of September 30, 2024, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns since September 30, 2004 are subject to examination by the Internal Revenue Service due to the generation of U.S. federal NOL and credit carryforwards. The Company’s U.S. state returns are generally subject to examination for four years after the filing date.

15. COMMITMENTS AND CONTINGENCIES

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

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the years ended September 30, 2024 and September 30, 2023, the Company made matching contributions of $455 and $398, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2024 and 2023.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2024 and 2023.

16. SHARE-BASED COMPENSATION

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016, and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of September 30, 2024, there were options and restricted stock units outstanding covering 3,983,799 shares of common stock under the 2015 Equity Plan, and 1,952,840 shares of common stock available for grant, for a total of 5,936,639 shares of common stock authorized and unissued under the plan.

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

Stock Options

A summary of the activity in options to purchase the common stock of the Company as of September 30, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2023	2,904,522	$3.19
Granted	1,402,250	$2.04
Forfeited/expired	(511,032)	$2.86
Exercised	(100,000)	$1.76
Outstanding September 30, 2024	3,695,740	$2.84
Exercisable September 30, 2024	1,192,593	$3.58

The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2024 was $3,085 and $365, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $3.56 per share, and the exercise price multiplied by the number of applicable options. The total value of stock options exercised during the year ended September 30, 2024, was $300 and no proceeds received from these exercises. The total value of stock options exercised during the year ended September 30, 2023, was $2,980 and proceeds from these exercises was $138. The Company recognized $124 and $815 as a tax benefit in the income tax provision for the years ended September 30, 2024 and 2023, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2024:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70 - $2.68	920,250	6.18	$1.83	26,209	$2.67
$2.69 - $2.69	1,000,000	5.02	$2.69	100,000	$2.69
$2.70 - $3.30	930,125	6.09	$2.99	270,708	$2.94
$3.39 - $6.87	845,365	1.94	$3.96	795,676	$3.94
	3,695,740	4.88	$2.84	1,192,593	$3.58

The Company recorded $626 and $656 of stock option compensation expense for employees, directors and consultants for the years ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was approximately $1,946 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 1.8 years. To the extent the forfeiture rate is different from what the Company anticipated, share-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted, that vest without a market condition, during the years ended September 30, 2024 and 2023, was calculated with the following weighted average assumptions (annualized percentages):

	Years ended
	September 30,
	2024	2023
Volatility	58.0%	52.4%
Risk-free interest rate	4.2%	4.0%
Dividend yield	0.0%	0.0%
Expected term in years	4.2	5.8

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla”. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not pay a dividend in fiscal 2024 or fiscal 2023.

For stock options that contain market-based vesting conditions, the fair value of these options was determined using a Monte Carlo valuation approach. A Monte Carlo simulation is used to model the probability of different outcomes in a process that cannot easily be predicted due to the intervention of random variables. It is a technique used to understand the impact of risk and uncertainty and establishes a fair value based on the most likely outcome.

Performance-Based Stock Options

On October 8, 2022, the Company awarded additional performance-based stock options to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026 including a minimum free cash flow margin and net revenue targets.

Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company did not record compensation expense related to these options for the year ended September 30, 2024 and 2023.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved in order for compensation expense to be recognized. The Company recorded $130 of compensation expense related to these options during the year ended September 30, 2024. The Company recorded $7 of compensation expense related to these options during the year ended September 30, 2023.

The Company did not grant any performance-based stock options during the year ended September 30, 2024. As of September 30, 2024, there was no unrecognized compensation related to PVOs.

Restricted Stock Units

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

On March 14, 2024, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These RSUs were granted at a market value of $215 and have and will be expensed on a straight-line basis through the March 14, 2025 vest date. On June 3, 2024, each of the two new non-employee members of the Board of Directors received a grant of 23,654 RSUs that will vest on March 14, 2025. These were issued at a market value of $91 and have and will be expensed on a straight-line basis through the March 14, 2025 vest date. On July 10, 2024, one new non-employee member of the Board of Director received a grant of 20,000 RSUs that will vest on March 14, 2025. These were issued at a market value of $50 and have and will be expensed on a straight-line basis through March 14, 2025.

A summary of restricted stock units of the Company as of September 30, 2024, is presented below:

`	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2023	379,597	$3.99
Granted	331,019	$2.10
Vested	(355,024)	$3.53
Forfeited/cancelled	(67,533)	$2.04
Outstanding September 30, 2024	288,059	$2.78

Compensation expense for RSUs was $896 for the year ended September 30, 2024. Compensation expense for RSUs was $986 for the year ended September 30, 2023. As of September 30, 2024, there was approximately $504 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 0.8 years.

The Company recorded share-based compensation expense for restricted stock units and stock options are classified in the consolidated statements of operations as follows:

	Years ended
	September 30,
	2024	2023
Cost of revenues	$67	$111
Selling, general and administrative	1,378	1,428
Research and development	207	103
	$1,652	$1,642

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

During the year ended September 30, 2024, 100,000 non-qualified stock options were exercised in net share settlement transactions, 58,667 shares were used as consideration for the exercise of these options and 14,317 shares were retained for taxes associated with these option exercises, resulting in 27,016 shares being issued. All shares of common stock surrendered for options exercises have been retired.

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

Under the terms of the Purchase Agreement, the Company recorded an obligation to issue 81,083 shares of common stock to the former owners of Evertel and three key employees during the three months ended June 30, 2024, resulting in an addition of $158 to additional-paid-in-capital. Also, in connection with the Evertel acquisition, the Company agreed to issue 270,271 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital. These shares were issued on October 4, 2024.

In connection with the Amika Mobile asset purchase, the Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to the seller of the Amika Mobile assets. During the year ended September 30, 2023, the Company issued 69,564 shares of common stock to the seller of the Amika Mobile assets. During the year ended September 30, 2024, the Company issued the final 69,564 shares to the former owners of the Amika Mobile assets.

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

No shares of preferred stock were outstanding as of September 30, 2024 or 2023.

Share Buyback Program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5,000 of its outstanding common shares.

There were no shares repurchased during the year ended September 30, 2024 and 2023. As of September 30, 2024, all repurchased shares were retired.

Dividends

There were no dividends declared in the year ended September 30, 2024 and 2023.

18. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended
	September 30,
	2024	2023
Net loss	$(31,730)	$(18,396)

Basic and diluted loss per share	$(0.72)	$(0.50)

Weighted average shares outstanding - basic	44,316,865	36,939,335
Weighted average shares outstanding - diluted	44,316,865	36,939,335

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,695,740	2,904,522
RSU	288,059	385,429
Obligation to issue common stock	270,271	69,564
Warrants	3,068,182	—
Total	7,322,252	3,359,515

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

The following table presents the Company’s segment disclosures:

	Years ended
	September 30,
	2024	2023
Revenue
Hardware	$16,668	$42,864
Software	7,340	3,799
	$24,008	$46,663

Intersegment revenues
Hardware	$-	$-
Software	5,451	4,803
	$5,451	$4,803

Segment operating loss
Hardware	$(11,818)	$3,240
Software	(14,898)	(14,226)
	$(26,716)	$(10,986)

Other expenses:
Depreciation and amortization expense
Hardware	$394	$398
Software	2,535	2,160
	$2,929	$2,558

Income tax expense (benefit)
Hardware	$58	$7,425
Software	(463)	(25)
	$(405)	$7,400

	Years ended
	September 30,
	2024	2023
Long-lived assets
Hardware	$1,203	$1,427
Software	8,594	8,551
	$9,797	$9,978

Total assets
Hardware	$30,216	$28,878
Software	23,720	21,027
	$53,936	$49,905

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2024, revenues from one customer accounted for 18% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2023, revenues from one customer accounted for 54% of total revenues with no other single customer accounting for more than 10% of total revenues. As of September 30, 2024, accounts receivable from three customers accounted for 15%, 14% and 11% of total accounts receivable. As of September 30, 2023, accounts receivable from three customers accounted for 22%, 10%, and 10% of total accounts receivable.

Revenue from customers in the United States was $16,888 for the year ended September 30, 2024. Revenue from customers in the United States was $36,286 for the year ended September 30, 2023.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2024	2023
Americas	$17,336	$39,273
Asia Pacific	1,265	4,117
Europe, Middle East and Africa	5,407	3,273
Total Revenues	$24,008	$46,663

The following table summarized long lived assets by geographic region.

	September 30,
	2024	2023
United States	$9,644	$9,624
Americas (excluding the United States)	—	7
Europe, Middle East and Africa	153	347
Total long lived assets	$9,797	$9,978

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
December 13, 2024

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

Date: December 13, 2024	By	/s/ Richard S. Danforth
Richard S. Danforth, Chief Executive Officer (Principal Executive Officer)

Date: December 13, 2024	By	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 13, 2024	By	/s/ Mark Culhane
Mark Culhane Director

Date: December 13, 2024	By	/s/ Bill Dodd
Bill Dodd Director

Date: December 13, 2024	By	/s/ Craig Fugate
Craig Fugate Director

Date: December 13, 2024	By	/s/ Richard H. Osgood III
Richard H. Osgood III Director

Date: December 13, 2024	By	/s/ Susan Lee Schmeiser
Susan Lee Schmeiser Director