Form 10-Q
period 2024-12-31
Genasys Inc.
filed 2025-02-11
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on February 5, 2025 was 44,932,968.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,469	$4,945
Short-term marketable securities	5,146	7,945
Restricted cash	95	95
Accounts receivable, net of allowance for credit losses of $65	3,017	3,283
Inventories, net	7,500	7,313
Prepaid expenses and other	3,777	2,559
Total current assets	28,004	26,140

Long-term marketable securities	305	249
Long-term restricted cash	250	250
Property and equipment, net	1,231	1,291
Goodwill	13,165	13,329
Intangible assets, net	7,885	8,506
Operating lease right of use assets	2,898	3,110
Other assets	902	1,061
Total assets	$54,640	$53,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,504	$4,034
Accrued liabilities	15,524	9,030
Operating lease liabilities, current portion	1,025	1,021
Total current liabilities	21,053	14,085

Notes payable, at fair value	12,380	12,010
Warrant liability	4,170	6,640
Deferred revenue, noncurrent	378	369
Operating lease liabilities, noncurrent	2,989	3,269
Total liabilities	40,970	36,373

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,929,634 and 44,631,030 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	—	—
Additional paid-in capital	126,082	125,690
Accumulated deficit	(111,870)	(107,792)
Accumulated other comprehensive loss	(542)	(335)
Total stockholders' equity	13,670	17,563
Total liabilities and stockholders' equity	$54,640	$53,936

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenues:
Product sales	$4,144	$2,166
Contract and other	2,796	2,195
Total revenues	6,940	4,361
Cost of revenues	3,762	2,882

Gross profit	3,178	1,479

Operating expenses
Selling, general and administrative	6,834	6,518
Research and development	2,285	2,191
Total operating expenses	9,119	8,709

Loss from operations	(5,941)	(7,230)

Other income, net	1,863	77

Loss before income taxes	(4,078)	(7,153)
Income tax benefit	-	(429)
Net loss	$(4,078)	$(6,724)

Net loss per common share - basic and diluted	$(0.09)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	44,912,206	43,729,240

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Net loss	$(4,078)	$(6,724)
Unrealized gain on marketable securities	7	10
Unrealized foreign currency (loss) gain	(214)	109
Comprehensive loss	$(4,285)	$(6,605)

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(4,078)	$(6,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	737	729
Warranty provision	(6)	(22)
Inventory obsolescence	73	39
Loss on disposition of fixed assets	—	2
Stock-based compensation	391	446
Partial release of valuation allowance	—	(517)
Gain on change in fair value of warrants	(2,470)	—
Loss on change in fair value of Term Loan	370	—
Amortization of operating lease right of use asset	192	192
Accretion of acquisition holdback liability	—	5
Remeasurement of acquisition contingent consideration	—	46
Accretion of investment of marketable securities	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	259	1,666
Inventories, net	(260)	(429)
Prepaid expenses and other	(1,084)	(249)
Accounts payable	500	(902)
Accrued and other liabilities	6,290	(11)
Net cash provided by (used in) operating activities	947	(5,729)
Investing Activities:
Purchases of marketable securities	(1,400)	(7,532)
Proceeds from maturities of marketable securities	4,102	247
Cash paid for acquisitions net of cash acquired	—	(923)
Cash paid for asset purchase holdback liability	—	(764)
Capital expenditures	(69)	(142)
Net cash provided by (used in) investing activities	2,633	(9,114)
Financing Activities:
Proceeds from exercise of stock options	1	—
Proceeds from offering of common stock, net of issuance costs	—	10,449
Net cash provided by financing activities	1	10,449
Effect of foreign exchange rate on cash	(55)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,526	(4,393)
Cash, cash equivalents and restricted cash, beginning of period	5,288	9,519
Cash, cash equivalents and restricted cash, end of period	$8,814	$5,126

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$8,469	$4,780
Restricted cash, current portion	95	—
Long-term restricted cash	250	346
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,814	$5,126

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$7	$10
Purchases of property and equipment included in accounts payable and accrued liabilities	$3	$—
Obligation to issue common stock in connection with the Evertel acquisition	$—	$(527)
Shares issued in connection with the Evertel acquisition	$—	$(1,924)
Contingent consideration in shares of common stock	$—	$(890)
Holdback liability payable in connection with the Evertel acquisition	$—	$(230)

Supplemental disclosure of cash flow information
Cash paid for interest	$368	$—
Cash paid for taxes	$11	$—

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

1. OPERATIONS

Genasys Inc. (“Genasys” or the “Company”) is a global provider of Protective Communications™ solutions including its Genasys Protect™ software platform and Genasys Long Range Acoustic Devices (“LRAD”). Genasys’ unified platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. The Company can use this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 13, 2024. The accompanying condensed consolidated balance sheet as of September 30, 2024, has been derived from the audited consolidated balance sheet as of September 30, 2024, contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 2024, the amount of cash and cash equivalents was $8,469. As of September 30, 2024, the amount of cash and cash equivalents was $4,945.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of each of December 31, 2024 and September 30, 2024, restricted cash was $345, which were restricted for a maintenance contract and corporate card payment.

Accounts receivable and allowance for credit losses

The Company maintains an allowance for credit losses primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under Accounting Standards Codification (“ASC”) Topic 326, based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s allowance for credit losses was $65 as of December 31, 2024 and September 30, 2024.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Term Loan

The Company determined that it is eligible for the fair value option (“FVO”) election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan. At the date of issuance, the fair value of the Term Loan was estimated using a discounted cash flow method. Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the three months ended December 31, 2024. Under the fair value option, debt issuance costs are recorded in other expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Warrants

The warrants issued in conjunction with the Term Loan are classified as liabilities under ASC 815-40 due to not being indexed to the Company’s stock. The warrants are measured at fair value using Monte Carlo simulation to capture the down-round provision in the warrant agreement. Changes in fair value of the warrants, are recorded as gains or losses in other income in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied either prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact the updated standard will have on disclosures within the consolidated financial statements.

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

The consideration consisted of the following:

Cash paid	$923
Common stock issued	2,609
Contingent consideration	890
Acquisition holdback liability	230
Working capital adjustment	(15)
$4,637

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 986,486 shares of the Company’s common stock to the former owners of Evertel. The fair value of the Company’s stock on the closing date was $1.95, resulting in the addition of $1,924 to additional-paid-in-capital. The contingent consideration liability is a current liability and recorded in the current portion of accrued liabilities. Under the terms of the Purchase Agreement, the Company recorded a $158 credit to additional-paid-in-capital and an addition to goodwill as this is consideration transferred to the former owners of Evertel during the second quarter of fiscal 2024, and the Company issued common stock to the former owners of Evertel and three key employees during the third quarter of fiscal 2024 to settle the obligation. The Company also recorded a holdback liability and an obligation to issue common stock as security for potential indemnification claims against the Seller. The holdback liability and the common stock will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded as a current liability at $230, which represented the fair value of the holdback liability as of the acquisition date. The fair value of the holdback liability has and will be adjusted each reporting period with the change in fair value recorded in the condensed consolidated statement of operations. The obligation to issue common stock was recorded as a credit to additional paid in capital for $527 on the acquisition date. During the second quarter of fiscal 2024, the Company and the former owners of Evertel, agreed on a working capital adjustment that resulted in a payment of $15 to the Company.

The Company incurred $151 in expenses related to this transaction. $39 of the expenses were incurred in the fourth quarter of fiscal year 2023, $12 in the first quarter of fiscal 2024, $62 in the second quarter of fiscal 2024, $18 in the third quarter of fiscal 2024, and $20 in the fourth quarter of fiscal 2024. The expense was recorded in selling, general and administrative expenses in the consolidated statement of operations.

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

As of December 31, 2024, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration decreased $16 due to remeasurement adjustments. As of December 31, 2024, no contingent consideration liability remained outstanding.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of December 31, 2024 and September 30, 2024, including the change between the periods. Contract assets balance was $337 and $150 as of December 31, 2024 and September 30, 2024, respectively. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2024	$1,606	$4,012	$5,618
New performance obligations	9,733	1,487	11,220
Recognition of revenue as a result of satisfying performance obligations	(2,330)	(1,926)	(4,256)
Effect of exchange rate on deferred revenue	—	(3)	(3)
Balance as of December 31, 2024	$9,009	$3,570	$12,579
Less: non-current portion	—	(378)	(378)
Current portion as of December 31, 2024	$9,009	$3,192	$12,201

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $12,579. The Company expects to recognize revenue on approximately $12,201 or 97% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

Other than the Term Loan and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of December 31, 2024 and September 30, 2024. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended December 31, 2024 and September 30, 2024.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2024, and September 30, 2024. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive loss until recognized in earnings upon the sale or maturity of the security.

	December 31, 2024
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,279	$—	$—	$1,279	$1,279	$—	$—

Level 2:
Certificates of deposit	253	—	—	253	—	253	—
U.S. government agency bonds	641	—	—	641	—	641	—
Municipal securities	2,306	1	(1)	2,306	—	2,001	305
Corporate bonds	2,250	1	—	2,251	—	2,251	—
Subtotal	5,450	2	(1)	5,451	—	5,146	305

Total	$6,729	$2	$(1)	$6,730	$1,279	$5,146	$305

	September 30, 2024
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$301	$—	$—	$301	$301	$—	$—

Level 2:
Certificates of deposit	401	—	—	401	152	—	249
U.S. government agency bonds	2,591	3	—	2,594	—	2,594	—
Municipal securities	2,127	2	—	2,129	—	2,129	—
Corporate bonds	3,219	3	—	3,222	—	3,222	—
Subtotal	8,338	8	—	8,346	152	7,945	249

Total	$8,639	$8	$—	$8,647	$453	$7,945	$249

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on available-for-sale debt securities was $1 as of December 31, 2024, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024:

	As of December 31, 2024
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
U.S. government agency bonds	292	—	—	—	292	—
Municipal securities	1,447	(1)	—	—	1,447	(1)
Corporate bonds	547	—	—	—	547	—
	$2,286	$(1)	$—	$—	$2,286	$(1)

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

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of these long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There were no impairment during the three months ended December 31, 2024 and December 31, 2023, respectively.

Contingent consideration liability: In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. A payment of up to $1,050 is payable based on future performance. The Company engaged independent valuation experts to assist in determining the fair value of the contingent consideration. The contingent consideration liability was initially recorded of $890 at the fair value on the acquisition date and subsequently adjusted when performance criteria were not achieved. The change in fair value was recorded in other income in the accompanying consolidated statement of operations. $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock to former owners of Evertel during fiscal 2024. In October 2024, the Company issued 270,271 shares of common stock to former owners of Evertel. As of December 31, 2024, there was no remaining contingent consideration liability.

Acquisition holdback liability: In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential future misrepresentations and indemnifications against third-party claims. The holdback liability will be released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value, which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value was recorded in other income in the accompanying consolidated statement of operations.

The change in the carrying amount of the holdback liability was as follows:

Balance as of September 30, 2024	$250
Payment	(250)
Balance as of December 31, 2024	$—

As of December 31, 2024, there was no remaining acquisition holdback liability.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

7. INVENTORIES, NET

Inventories, net consisted of the following:

	December 31, 2024	September 30, 2024
Raw materials	$5,730	$5,442
Finished goods	1,558	1,377
Work in process	1,122	1,331
Inventories, gross	8,410	8,150
Reserve for obsolescence	(910)	(837)
Inventories, net	$7,500	$7,313

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2024	September 30, 2024
Office furniture and equipment	$1,603	$1,697
Machinery and equipment	1,480	1,480
Leasehold improvements	2,294	2,312
Construction in progress	10	30
Property and equipment, gross	5,387	5,519
Accumulated depreciation	(4,156)	(4,228)
Property and equipment, net	$1,231	$1,291

Depreciation and amortization expense for property and equipment was $119 and $110 for the three months ended December 31, 2024 and 2023, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of December 31, 2024 and September 30, 2024, goodwill was $13,165 and $13,329, respectively. There were no additions or impairments to goodwill during the three months ended December 31, 2024. During the three months ended December 31, 2023, $2,772 was added to goodwill as a result of the Evertel acquisition.

The changes in the carrying amount of goodwill by segment as of December 31, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2024	$—	$13,329	$13,329
Acquisitions	—	—	—
Currency translation	—	(164)	(164)
Balance as of December 31, 2024	$—	$13,165	$13,165

The changes in the carrying amount of intangible assets by segment as of December 31, 2024, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2024	$14	$8,492	$8,506
Acquisitions	—	—	—
Amortization	—	(618)	(618)
Currency translation	—	(3)	(3)
Balance as of December 31, 2024	$14	$7,871	$7,885

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $167.

The Company’s consolidated intangible assets consisted of the following:

	December 31, 2024	September 30, 2024
Technology	$14,209	$14,252
Customer relationships	2,040	2,081
Trade name portfolio	602	617
Patents	72	72
	16,923	17,022
Accumulated amortization	(9,038)	(8,516)
	$7,885	$8,506

As of December 31, 2024, future amortization expense is as follows:

Fiscal year ending September 30,
2025 (remaining nine months)	1,737
2026	2,222
2027	2,048
2028	1,220
2029	329
Thereafter	329
Total estimated amortization expense	$7,885

Amortization expense was $618 and $619 for the three months ended December 31, 2024 and 2023, respectively.

10. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	September 30, 2024
Deposits for inventory	$1,398	$4
Prepaid commissions	669	540
Dues and subscriptions	469	516
Prepaid professional services	470	595
Prepaid insurance	168	288
Trade shows and travel	74	116
Canadian goods and services and harmonized sales tax receivable	58	69
Spain value-added tax and bank withholdings	253	225
Other	218	206
	$3,777	$2,559

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future. Balance at December 31, 2024 included $1,332 for Puerto Rico project.

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

Canadian goods and services and harmonized sales tax receivable

The goods and services tax and harmonized sales tax (“GST/HST”) is a Canadian value-added tax (“VAT”) that applies to many goods and services. Registrants may claim refundable tax credits for GST/HST incurred through filing periodic tax returns. This GST/HST receivable is a receivable from the Canadian Revenue Agency.

Spain value-added tax receivable and bank withholdings

Spain VAT is a consumption tax applied to most goods and services. Registered businesses can recover VAT paid on eligible purchases by submitting periodic tax returns. The VAT receivable represents the amount refundable from the Spanish tax authorities.

11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2024	September 30, 2024
Payroll and related	$2,998	$3,249
Deferred revenue	3,192	3,643
Customer deposits	9,009	1,606
Acquisition holdback liability	—	250
Short-term provision	145	155
Warranty reserve	70	76
Accrued contract costs	110	—
Other	—	51
Total	$15,524	$9,030

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of December 31, 2024, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending December 31, 2025. Deferred extended warranty consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending December 31, 2025. Balance at December 31, 2024 included $8,287 for Puerto Rico project.

Accrued contract costs

Accrued contract costs consisted of accrued expenses for contracting a third-party service provider to fulfill repair and maintenance obligations required under a contract with a foreign military for units sold in fiscal 2011. Payments to the service provider will be made annually upon completion of each year of service. The Company is contractually obligated to provide such repair and maintenance services through November 2027. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three Months Ended December 31,
	2024	2023
Beginning balance	$76	$132
Warranty provision	—	(22)
Warranty settlements	(6)	—
Ending balance	$70	$110

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

Term Loan

The principal of the Term Loan is $15,000 and is payable upon maturity on May 13, 2026. The Term Loan provides a two percent original issue discount to the lenders. The Company is required to make quarterly interest payments on the Term Loan. The Company may elect to pay quarterly interest on the Term Loan based on the three-month Secured Overnight Financing Rate (“SOFR”) plus five percent (5%) in cash or the Company may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of the Company’s common stock. The Company may voluntarily redeem the Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value. The Term Loan includes financial covenants and contains other customary affirmative and negative covenants and events of default. All obligations under the Term Loan are secured by substantially all of the Company’s assets. As of December 31, 2024, the Company was in compliance with all financial and reporting covenants of the Term Loan.

The Company determined that the Term Loan was eligible for the FVO and accordingly elected the FVO for the Term Loan. This election was made because of operational efficiencies in valuing and reporting for the Term Loan instrument in its entirety at each reporting date. As a result of electing the FVO, the Term Loan was recorded at fair value with subsequent remeasurements at fair value each reporting period. The Company recognizes the resulting gain or loss related to changes to the fair value of the Term Loan on the condensed consolidated statements of operations within other income. The change in fair value related to the accrued interest components of the Term Loan is also included within other income on the condensed consolidated statement of operations. Direct costs and fees related to the Term Loan were expensed as incurred within other income on the condensed consolidated statement of operations.

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Term Loan at issuance and subsequently at each reporting date. The fair value of the Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 27.0% and 26.0% as of December 31, 2024 and September 30, 2024, respectively.

A summary of the changes in the fair value of the Term Loan Level 3 rollforward is as follows:

Fair value as of September 30, 2024	$12,010
Change in fair value related to non-credit risk in net income	370
Fair value as of December 31, 2024	$12,380

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

The Warrants are recognized as liabilities in the condensed consolidated balance sheet and are subject to remeasurement at each balance sheet date from issuance. Any change in fair value is recognized in other income within the condensed consolidated statement of operations.

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

The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	December 31,	September 30
	2024	2024
Discount Rate	4.2%	3.6%
Volatility	60.0%	58.0%

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

Fair value as of September 30, 2024	$6,640
Change in fair value in net income	(2,470)
Fair value as of December 31, 2024	$4,170

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

The Company is party to operating leases for office and production facilities and equipment under agreements that expire at various dates through fiscal 2028. The Company elected the package of practical expedients permitted under the lease standard. In electing the practical expedient package, the Company is not required to reassess whether an existing or expired contract is or contains a lease, reassess the lease classification for expired or existing leases nor reassess the initial direct costs for leases that commenced before the adoption of ASC 842. The Company also elected the short-term lease exemption such that the lease standard was applied to leases greater than one year in duration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The tables below show the operating lease ROU assets and liabilities as of September 30, 2024, and the balances as of December 31, 2024, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2024	$3,110
Less amortization of operating lease ROU assets	(192)
Effect of exchange rate on operating lease ROU assets	(20)
Operating lease ROU assets as of December 31, 2024	$2,898

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Operating lease liabilities
Operating lease liabilities at September 30, 2024	$4,290
Less lease principal payments on operating lease liabilities	(255)
Effect of exchange rate on operating lease liabilities	(21)
Operating lease liabilities as of December 31, 2024	4,014
Less non-current portion	(2,989)
Current portion as of December 31, 2024	$1,025

As of December 31, 2024, the Company’s operating leases have a weighted-average remaining lease term of 3.6 years and a weighted-average incremental borrowing rate of 4.16%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2025 (remaining nine months)	$872
2026	1,193
2027	1,215
2028	1,047
2029	—
Thereafter	—
Total undiscounted operating lease payments	4,327
Less imputed interest	(313)
Present value of operating lease liabilities	$4,014

For the three months ended December 31, 2024 and 2023, total lease expense under operating leases was approximately $235 and $245, respectively. The Company recorded $7 and $5 in short-term lease expense during the three months ended December 31, 2024 and 2023, respectively.

14. INCOME TAXES

The Company’s effective tax rate for the three months ended December 31, 2024 and 2023 was 0% and negative 6.0%, respectively.

For the three months ended December 31, 2024, the Company did not record an income tax benefit for the current period tax loss as the benefits were not expected to be realized during the current or future periods. The income tax benefit of $429 for the three months ended December 31, 2023 is primarily attributable to the partial release of $517 of U.S. valuation allowance in conjunction with the acquisition of Evertel as the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.

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
SHARE-BASED COMPENSATION

Stock option plans

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of December 31, 2024, there were options and restricted stock units outstanding covering 4,930,591 shares of common stock under the 2015 Equity Plan, respectively, and 977,715 shares of common stock available for grant, for a total of 5,908,306 shares of common stock authorized and unissued under the equity plans.

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

Stock options

A summary of the activity in options of the Company as of December 31, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2024	3,695,740	$2.84
Granted	968,250	$2.79
Forfeited/expired	(3,125)	$3.09
Exercised	(667)	$1.70
Outstanding December 31, 2024	4,660,198	$2.83
Exercisable December 31, 2024	1,568,103	$3.25

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 was $726 and $214, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.60 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2024 was $1 and proceeds from these exercises was $1. The total intrinsic value of stock options exercised during the three months ended December 31, 2023 was $0 and proceeds from these exercises was $0.

The following table summarizes information about stock options outstanding as of December 31, 2024:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70-$2.59	1,599,833	6.43	$2.15	237,352	$1.70
$2.64-$2.70	1,538,000	5.36	$2.69	379,959	$2.69
$3.09-$3.55	1,235,365	3.96	$3.37	674,605	$3.37
$3.95-$6.87	287,000	1.17	$5.06	276,187	$5.07
	4,660,198	5.10	$2.83	1,568,103	$3.25

The Company recorded $242 and $218 of stock option compensation expense for employees, directors and consultants for the three months ended December 31, 2024 and 2023, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

As of December 31, 2024, there was approximately $2,400 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.0 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2024 and 2023, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Three Months Ended December 31,
	2024	2023
Volatility	60.7%	57.8%
Risk-free interest rate	4.1%	4.3%
Dividend yield	0.0%	0.0%
Expected term in years	3.6	4.2

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend for the three months ended December 31, 2024 and did not pay a dividend for the three months ended December 31, 2023.

Performance-based stock options

On October 8, 2022, the Company awarded performance-based stock options (PVOs) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026, including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company has not recorded compensation expense related to these options.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved for compensation expense to be recognized. The Company recorded $3 and $62 of compensation expense related to these options during the three months ended December 31, 2024 and 2023.

The Company did not grant any PVOs during the three months ended December 31, 2024. As of December 31, 2024, there was no unrecognized compensation related to PVOs.

Restricted stock units

Compensation expense for RSUs was $149 and $228 for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was approximately $301 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 0.7 years.

A summary of the Company’s RSUs as of December 31, 2024, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2024	288,059	$2.78
Granted	10,000	$2.59
Vested	(27,666)	$2.51
Forfeited/cancelled	—	$—
Outstanding December 31, 2024	270,393	$2.70

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended December 31,
	2024	2023
Cost of revenues	$17	$39
Selling, general and administrative	326	380
Research and development	48	27
	$391	$446

17. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2024 and 2023, respectively (amounts in thousands, except par value and share amounts):

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 30, 2024	44,631,030	$446	$125,690	$(107,792)	$(335)	$17,563
Share-based compensation expense	—	—	391	—	—	391
Issuance of common stock upon exercise of stock options, net	667	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	27,666	—	—	—	—	—
Obligation to issue common stock in Evertel acquisition	270,271	3	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	(207)	(207)
Net loss	—	—	—	(4,078)	—	(4,078)
Balance as of December 31, 2024	44,929,634	$449	$126,082	$(111,870)	$(542)	$13,670

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812
Share-based compensation expense	—	—	446	—	—	446
Issuance of common stock upon offering, net of issuance costs	5,750,000	57	10,449	—	—	10,449
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Issuance of common stock in business combination	986,486	10	1,924	—	—	1,924
Obligation to issue common stock	—	—	527	—	—	527
Release of obligation to issue common stock	69,564	1	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	119	119
Net loss	—	—	—	(6,724)	—	(6,724)
Balance as of December 31, 2023	44,027,121	$440	$123,725	$(82,786)	$(386)	$40,553

Common stock activity

During the three months ended December 31, 2024, 667 stock options were exercised and the Company issued 27,666 shares of common stock in connection with the vesting of RSUs. During the three months ended December 31, 2023, there were no exercises of stock options and the Company issued 10,000 shares of common stock in connection with the vesting of RSUs.

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

Under the terms of the Purchase Agreement, the Company recorded an obligation to issue 81,083 shares of common stock to the former owners of Evertel and three key employees during the three months ended June 30, 2024, resulting in an addition of $158 to additional-paid-in-capital. Also, in connection with the Evertel acquisition, the Company issued 270,271 shares of the Company’s common stock to the seller of Evertel twelve months from the closing date. The fair value of the Company’s common stock on the closing date was $1.95, resulting in the addition of $527 to additional paid-in-capital.

During the three months ended December 31, 2023, the Company issued the final 69,564 shares to the former owners of the Amika Mobile assets in connection with the Amika Mobile asset purchase.

Share buyback program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5,000 of its outstanding common shares and expired on December 31, 2024.

There were no shares repurchased during the three months ended December 31, 2024 and 2023. All repurchased shares have been retired.

Dividends

There were no dividends declared in the three months ended December 31, 2024 and 2023.

18. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended December 31,
	2024	2023
Net loss	$(4,078)	$(6,724)

Basic and diluted loss per share	$(0.09)	$(0.15)

Weighted average shares outstanding – basic	44,912,206	43,729,240
Assumed exercise of dilutive options	—	—
Weighted average shares outstanding – diluted	44,912,206	43,729,240

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	4,660,198	3,766,772
RSU	270,393	379,597
Warrants	3,068,182	—
Total	7,998,773	4,146,369

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

The following table presents the Company’s segment disclosures:

	Three Months Ended December 31,
	2024	2023
Revenue from external customers
Hardware	$4,627	$2,946
Software	2,313	1,415
	$6,940	$4,361

Intersegment revenues
Hardware	$—	$—
Software	1,594	1,488
	$1,594	$1,488

Segment operating loss
Hardware	$(3,151)	$(3,115)
Software	(2,790)	(4,115)
	$(5,941)	$(7,230)

Other expenses:
Depreciation and amortization expense
Hardware	$97	$96
Software	640	633
	$737	$729

Income tax benefit
Hardware	$—	$—
Software	—	(429)
	$—	$(429)

	December 31, 2024	September 30, 2024
Long-lived assets
Hardware	$1,128	$1,203
Software	7,988	8,594
	$9,116	$9,797

Total assets
Hardware	$32,260	$30,216
Software	22,380	23,720
	$54,640	$53,936

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended December 31, 2024, revenues from two customers accounted for 12% and 11% of total revenues with no other single customer accounting for more than 10% of revenues. As of December 31, 2024, accounts receivable from three customers accounted for 19%, 11% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenue from customers in the United States was $4,666 and $3,624 for the three months ended December 31, 2024 and 2023, respectively. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region:

	Three months ended December 31,
	2024	2023
Americas	$4,862	$3,667
Asia Pacific	1,037	319
Europe, Middle East and Africa	1,041	375
Total Revenues	$6,940	$4,361

The following table summarizes long-lived assets by geographic region:

	December 31, 2024	September 30, 2024
United States	$8,992	$9,644
Europe, Middle East and Africa	124	153
Total long lived assets	$9,116	$9,797

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2024.

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

LRAD products broadcast audible voice messages with exceptional vocal clarity from close range to 5,500 meters. We have a history of successfully delivering innovative products, systems, and solutions for mission critical situations, pioneering the acoustic hailing device (“AHD”) market with the introduction of our first LRAD long-range communication systems in 2002 and creating the first multi-directional, voice-based public safety mass notification systems in 2012. Building on our proven, best in class, and reliable solutions, we offer the first and only unified, end-to-end Protective Communications platform.

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
2.
Modular Suite: Built on open standards, Genasys software and hardware systems are designed to easily integrate, whether using the full Genasys suite or complementing the critical event management platforms customers already have in place.
3.
Predictive Simulation: Genasys Protect is designed to permit customers to test response plans preemptively with advanced simulation of evacuation-level events, including fires and floods, and their impact on infrastructure, including traffic patterns and perimeter establishment.
4.
Unified Viewpoint: One common safety operating picture provides real-time visibility into our customers’ people, assets, and environment by combining first-party data from asset / public safety-management platforms and IoT sensors with third-party data sources, including the Federal Emergency Management Agency (“FEMA”), National Oceanic and Atmospheric Administration, Department of Homeland Security, and more.
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
7.
Network Effect: Implementation in neighboring municipalities and across public and private-sector organizations within the same municipality extends coverage and enables greater precision when notifying people of threats.

Genasys ALERT

Genasys ALERT (“ALERT”) is an interactive, cloud-based Software as a Service (“SaaS”) solution that is designed to enable SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications in public spaces can be enhanced via Genasys ACOUSTICS - connected, voice broadcast speakers - while ALERT communications among first responders and emergency personnel can be augmented and accelerated with Genasys CONNECT. ALERT clients can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using location-based SMS, CBC mobile push, text, email, social media, TV, radio, digital displays and acoustic devices, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning System (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

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

Genasys CONNECT

Genasys CONNECT (“CONNECT”) is a leading cross-agency, Criminal Justice Information Services (“CJIS”) compliant, collaboration platform that streamlines and secures team and one-on-one communications for first responders and public safety agencies. With real-time intelligence sharing that exceeds regulatory privacy requirements for public agencies, CONNECT’s instant communication platform empowers first responders and public safety personnel to collaborate and share information in a single space with text, videos, images, and audio from any location. CONNECT provides a secure space where professionals can exchange information, make decisions, and collaborate with trust in data security. Record retention policies drive compliance that allows agencies and personnel to communicate in confidence.

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

Hardware Products

Genasys ACOUSTICS

ACOUSTICS unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the industry’s highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options, including solar power, battery backup, and satellite connectivity that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

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

Recent Developments

Business developments since September 30, 2024:

•
Awarded a four-year contract by the Maui Emergency Management Agency (MEMA) to provide EVAC and TRAFFIC AI by Ladris for the island of Maui
•
Received a four-year contract with Los Angeles County for ALERT mass notification software services
•
Secured a three-year, $3.35 million follow-on maintenance agreement for LRAD systems deployed by the Indian Navy
•
Announced LRAD integrated surveillance, security, and first response systems order from the U.S. Bureau of Reclamation for Hoover Dam

Revenues for the Company’s first quarter of fiscal 2025, were $6,940, an increase from $4,361 in the first quarter of fiscal 2024 Software revenue of $2,313 increased $898 over the prior year quarter, and hardware revenue of $4,627, increased $1,681 over the prior year quarter. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenue. Gross profit increased, compared to the same quarter in the prior year, as a result of higher hardware revenue and increased higher margin software revenue in this year’s quarter. Operating expenses in the quarter ended December 31, 2024, increased 4.7% to $9,119, compared with $8,709 in the same period in the prior year. We reported a net loss of $4,078 for the first quarter of fiscal 2025, or $(0.09) per share, compared with a net loss of $6,724, or $(0.15) per share, for the same quarter in the prior year.

For several years through fiscal 2023, the Company has recognized revenue under a $110,000 U.S. Army program of record for Long Range Acoustic Devices. Final deliveries under this program occurred in the fourth quarter of fiscal year 2023. A new, larger multiyear program was approved by Congress in late March 2024, as part of this year’s Department of Defense budget. Due to the timing of the budget passage, and common hurdles in the initial procurement and purchase order process, revenues are not anticipated to begin until after the current fiscal year. Historically, hardware revenue has been characterized by large and inconsistent orders that in aggregate have been a generator of cash for the Company. We continue to be optimistic about our future with the fully funded award of a contract of up to $75,000 to engineer, procure and build an Early Warning System (“EWS”) for Puerto Rico. We anticipate a majority of revenue from this contract will be realized in our fiscal years 2025 and 2026. In addition, we continue to invest in our Genasys Protect software platform with a significant win in fiscal 2024 in Los Angeles County, in addition to wins in other counties in California, Colorado, Utah, and Oregon. The early-stage Software segment continues to generate operating losses; however, revenue continues to grow year over year and segment operating loss has improved incrementally from prior years. With the delay in hardware orders and continued investment in software, the Company used $19,454 of cash in fiscal 2024. To address the ongoing cash needs, the Company completed a follow-on equity offering for $11,500 in October of 2023, and signed a $15,000, two-year senior secured Term Loan agreement in May 2024. This capital activity is expected to enable the Company to continue operations and return to expected growth in annual revenue and generation of cash from operations through the EWS for Puerto Rico and the new Common Remotely Operated Weapon Station (“CROWS”) program for the U.S. Department of Defense. For the three months ended December 31, 2024, the Company operating activities provided cash of $947.

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

By providing the only SaaS platform that unifies sensors and IoT inputs with multichannel, multi-agency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information, and instructions before, during, and after public safety and enterprise threats.

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

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through December 31, 2024, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2024. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2024 and 2023 (in thousands)

	Three Months Ended
	December 31, 2024		December 31, 2023
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$4,144	59.7%	$2,166	49.7%	$1,978	91.3%
Contract and other	2,796	40.3%	2,195	50.3%	601	27.4%
Total revenues	6,940	100.0%	4,361	100.0%	2,579	59.1%

Cost of revenues	3,762	54.2%	2,882	66.1%	880	30.5%
Gross Profit	3,178	45.8%	1,479	33.9%	1,699	114.9%

Operating expenses
Selling, general and administrative	6,834	98.5%	6,518	149.5%	316	4.8%
Research and development	2,285	32.9%	2,191	50.2%	94	4.3%
Total operating expenses	9,119	131.4%	8,709	199.7%	410	4.7%

Loss from operations	(5,941)	(85.6%)	(7,230)	(165.8%)	1,289	(17.8)%

Other income, net	1,863	26.8%	77	1.8%	1,786	N/A

Loss before income taxes	(4,078)	(58.8%)	(7,153)	(164.0%)	3,075	(43.0)%
Income tax benefit	—	0.0%	(429)	(9.8%)	429	(100.0)%
Net loss	$(4,078)	(58.8%)	$(6,724)	(154.2%)	$2,646	(39.4)%

Net revenue
Hardware	$4,627	66.7%	$2,946	67.6%	1,681	57.1%
Software	2,313	33.3%	1,415	32.4%	898	63.5%
Total net revenue	$6,940	100.0%	$4,361	100.0%	$2,579	59.1%

US v International Revenue
US Revenue	$4,661	67.2%	$3,624	83.1%	$1,037	28.6%
International Revenue	2,279	32.8%	737	16.9%	1,542	209.2%
Total	$6,940	100.0%	$4,361	100.0%	$2,579	59.1%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $2,579, or 59%, compared with the first fiscal quarter of the prior year. Hardware and software revenue increased $1,681 and $898, respectively, compared with the prior year quarter. The higher revenue in the first quarter of fiscal 2025 was largely due to the higher backlog at the start of the fiscal year from increased orders received in fiscal year 2024. Backlog is a measure of purchase orders received that are scheduled to ship in the next 12 months. The higher software revenue in the first quarter was primarily due to a 69% increase in recurring revenue resulting from new customer contracts that were signed and then went live during fiscal year 2024, which generated recurring revenue in addition to the 2024 revenue.

The receipt of orders and signing of contracts is often uneven due to the timing of budget cycles, government financial issues, and military conflict. As of December 31, 2024, we had aggregate deferred revenue of $3,192 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit increased $1,699, or 115%, compared with the same quarter last year, due to increased hardware and software revenue. In addition, a current fiscal year hardware order was sold through a more profitable sales channel. Prior year quarterly revenue included a hardware shipment, representing 12% of total revenue, which realized a lower than normal gross profit. As recurring software revenue grows, the growth rate of direct costs slows, leading to higher gross margins. Consequently, gross profit as a percentage of sales was higher in the first quarter of fiscal 2025, compared with the same period in the prior year, primarily due to a favorable mix of higher hardware revenue and increased higher margin software revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $316, or 5%, over the prior year quarter. The increase was largely due to a $413 increase in professional services plus $72 increase in insurance expenses, offset by a $206 decrease in compensation-related expenses and $120 decrease in sales marketing and travel expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2024 and 2023 of $326 and $380, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $94, or 4%, in the fiscal first quarter due to an increase in engineers over the prior year period.

Included in research and development expenses for the three months ended December 31, 2024 and 2023, were $48 and $27, respectively, of non-cash share-based compensation costs.

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

Other Income, Net

Other income, net was $1,863 in the first quarter this fiscal year, compared to other income, net of $77 in the prior fiscal year quarter. The income in the current year included $2,470 non-cash income from the change in fair value of warrants and $62 of interest income offset by expenses including $370 change in the fair value of the Term Loan and $368 in interest expense.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended December 31,
	2024	2023
Net loss	$(4,078)	$(6,724)
Other income, net	(1,863)	(77)
Income tax benefit	—	(429)
Depreciation and amortization	737	729
Stock-based compensation	391	446
Adjusted EBITDA	$(4,813)	$(6,055)

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended December 31, 2024 and 2023 (in thousands)

	Software				Hardware
	Three Months Ended				Three Months Ended
	December 31,		Fav (Unfav)		December 31,		Fav (Unfav)
	2024	2023	$	%	2024	2023	$	%
Revenue	$2,313	$1,415	$898	63.5%	$4,627	$2,946	$1,681	57.1%
Operating loss	(2,790)	(4,115)	1,325	(32.2)%	(3,151)	(3,115)	(36)	1.2%

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	640	633	7	1.1%	97	96	1	1.0%
Stock-based compensation	81	99	(18)	(18.2)%	310	347	(37)	(10.7)%
Adjusted EBITDA	$(2,069)	$(3,383)	$1,314	(38.8)%	$(2,744)	$(2,672)	$(72)	2.7%

Software Segment

Software segment revenue increased $898, or 63%, over the prior fiscal year. This primarily reflects a 69% increase in recurring revenue compared with the prior fiscal year.

Operating loss decreased $1,325 in the fiscal first quarter of the current year due to increased revenue and lower operating expenses in selling, general and administrative due to higher personnel and marketing related expense in the prior year.

Hardware Segment

Hardware segment revenue increased $1,681, or 57%, over the prior fiscal year. The increase was largely due to the higher backlog at the start of this fiscal year compared to the prior year.

Operating loss increased $36 in the current fiscal year period due to the higher revenue and resultant gross profit due to a current fiscal year hardware order sold through a more profitable sales channel, offset by higher professional services expenses.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2024 were $8,469, compared with $4,945 as of September 30, 2024. We had short-term marketable securities of 5,146 as of December 31, 2024, compared with $7,945 as of September 30, 2024. Other than cash and cash equivalents, short term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three Months Ended
	December 31, 2024	December 31, 2023
Cash provided by (used in):
Operating activities	$947	$(5,729)
Investing activities	$2,633	$(9,114)
Financing activities	$1	$10,449

Operating Activities

During the three months ended December 31, 2024, net cash provided by operating activities was $947, resulting from a net cash increase from changes in our operating assets and liabilities of $5,705, offset by net loss of $4,078 and non-cash expenses of $680. Net cash increase from changes in our operating assets and liabilities, consisted primarily of a $6,290 increase in accrued liabilities resulting from receipt of $8,313 deposit from the Puerto Rico project, $500 increase in accounts payable related to procurement for increased fiscal 2025 sales projection, $259 decrease in accounts receivable, partially offset by a $1,084 increase in prepaid expenses and other, mostly driven by the prepayment made for hardware for the Puerto Rico project, and a $260 increase in inventory. Non-cash expense adjustments of $680, consisted primarily of $2,470 gain on fair value of warrants driven mostly by our stock price, offset by loss on fair value of Term Loan, expenses of share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, accretion of acquisition related liabilities and inventory obsolescence.

We had accounts receivable of $3,017 as of December 31, 2024. Our receivable balance can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers.

Investing Activities

During the three months ended December 31, 2024, net cash provided by investing activities was $2,633, primarily due to the maturities of investments in our holdings in marketable securities by $2,702, offset by the purchase of property and equipment of $69. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2025.

Financing Activities

In the three months ended December 31, 2024, we received $1 through financing activities, due to minimal stock option exercises.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

GENASYS INC.

Date: February 11, 2025	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)