Form 10-K/A
period 2024-09-30
Genasys Inc.
filed 2025-03-13
CIK 924383

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Genasys Inc. for the year ended September 30, 2024, originally filed with the Securities and Exchange Commission on December 13, 2024 (the “Original Form 10-K”). This Amendment is being filed solely to include a conformed signature on Exhibit 32.1 that was inadvertently omitted from the Original Form 10-K. No other changes have been made to the Original Form 10-K.

In connection with this Amendment No. 1, the Company is including updated certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

This Amendment does not reflect any changes to the financial statements or any other disclosures contained in the Original Form 10-K and does not update any information to reflect events occurring after the filing of the Original Form 10-K. Except as specifically noted above, this Amendment No. 1 continues to speak as of the date of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

31.	Certifications

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Dennis D. Klahn, Principal Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer, and Dennis D. Klahn, Principal Financial Officer.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENASYS INC.
Dated: March 13, 2025

By:	/s/ Richard S. Danforth
Richard S. Danforth
Chief Executive Officer