Form 10-Q
period 2025-03-31
Genasys Inc.
filed 2025-05-13
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on May 5, 2025 was 45,154,504.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,667	$4,945
Short-term marketable securities	1,409	7,945
Restricted cash	95	95
Accounts receivable, net of allowance for credit losses of $65	3,623	3,283
Inventories, net	8,675	7,313
Prepaid expenses and other	3,951	2,559
Total current assets	23,420	26,140

Long-term marketable securities	130	249
Long-term restricted cash	585	250
Property and equipment, net	1,279	1,291
Goodwill	13,257	13,329
Intangible assets, net	7,301	8,506
Operating lease right of use assets, net	2,721	3,110
Other assets	1,028	1,061
Total assets	$49,721	$53,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,173	$4,034
Accrued liabilities	17,401	9,030
Operating lease liabilities, current portion	1,047	1,021
Total current liabilities	22,621	14,085

Notes payable, at fair value	12,810	12,010
Warrant liability	3,220	6,640
Deferred revenue, noncurrent	287	369
Operating lease liabilities, noncurrent	2,727	3,269
Total liabilities	41,665	36,373

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 45,154,504 and 44,631,030 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	—	—
Additional paid-in capital	126,520	125,690
Accumulated deficit	(118,009)	(107,792)
Accumulated other comprehensive loss	(455)	(335)
Total stockholders' equity	8,056	17,563
Total liabilities and stockholders' equity	$49,721	$53,936

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues:
Product sales	$3,070	$3,209	$7,214	$5,375
Contract and other	3,862	2,530	6,658	4,725
Total revenues	6,932	5,739	13,872	10,100
Cost of revenues	4,322	3,562	8,084	6,444

Gross profit	2,610	2,177	5,788	3,656

Operating expenses
Selling, general and administrative	6,648	6,640	13,482	13,158
Research and development	2,217	2,531	4,502	4,722
Total operating expenses	8,865	9,171	17,984	17,880

Loss from operations	(6,255)	(6,994)	(12,196)	(14,224)

Other income, net	187	51	2,050	128

Loss before income taxes	(6,068)	(6,943)	(10,146)	(14,096)
Income tax expense (benefit)	71	(5)	71	(434)
Net loss	$(6,139)	$(6,938)	$(10,217)	$(13,662)

Net loss per common share - basic and diluted	$(0.14)	$(0.16)	$(0.23)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	45,002,197	44,247,858	44,956,697	44,026,750

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(6,139)	$(6,938)	$(10,217)	$(13,662)
Unrealized (loss) gain on marketable securities	(1)	(3)	(8)	7
Unrealized foreign currency gain (loss)	88	(56)	(112)	$53
Comprehensive loss	$(6,052)	$(6,997)	$(10,337)	$(13,602)

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(10,217)	$(13,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,428	1,460
Warranty provision	(12)	(46)
Inventory obsolescence	165	65
Loss on disposition of fixed assets	6	2
Stock-based compensation	805	970
Partial release of valuation allowance	—	(525)
Gain on change in fair value of warrants	(3,420)	—
Loss on change in fair value of Term Loan	800	—
Amortization of operating lease right of use asset	379	387
Accretion of acquisition holdback liability	—	10
Remeasurement of acquisition contingent consideration	—	44
Accretion of investment of marketable securities	(40)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(340)	3,277
Inventories, net	(1,527)	(128)
Prepaid expenses and other	(1,369)	(4,425)
Accounts payable	151	(196)
Accrued and other liabilities	7,816	271
Net cash used in operating activities	(5,375)	(12,496)
Investing Activities:
Purchases of marketable securities	(1,401)	(8,210)
Proceeds from maturities of marketable securities	8,086	6,688
Cash paid for acquisitions net of cash acquired	—	(908)
Cash paid for asset purchase holdback liability	—	(764)
Capital expenditures	(224)	(153)
Net cash provided by (used in) investing activities	6,461	(3,347)
Financing Activities:
Proceeds from exercise of stock options	43	—
Proceeds from offering of common stock, net of issuance costs	—	10,449
Payment of contingent consideration	—	(219)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(18)	(12)
Net cash provided by financing activities	25	10,218
Effect of foreign exchange rate on cash	(54)	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,057	(5,629)
Cash, cash equivalents and restricted cash, beginning of period	5,290	9,519
Cash, cash equivalents and restricted cash, end of period	$6,347	$3,890

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,667	$3,544
Restricted cash, current portion	95	—
Long-term restricted cash	585	346
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$6,347	$3,890

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(8)	$7
Purchases of property and equipment included in accounts payable and accrued liabilities	$27	$—
Obligation to issue common stock in connection with the Evertel acquisition	$—	$(685)
Shares issued in connection with the Evertel acquisition	$—	$(1,924)
Settlement of Contingent consideration in shares of common stock	$—	$(656)
Contingent consideration payable in connection with the Evertel acquisition	$—	$(60)
Holdback liability payable in connection with the Evertel acquisition	$—	$(240)

Supplemental disclosure of cash flow information
Cash paid for interest	$718	$—
Cash paid for taxes	$15	$—

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

Principles of consolidation

The Company has eight wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”), Genasys Communications Canada ULC (“Genasys Canada”), Genasys Singapore PTE Ltd, Genasys Puerto Rico, LLC, Zonehaven LLC, Evertel Technologies LLC (“Evertel”), and Genasys Inc. (branch) in the United Arab Emirates and one currently inactive subsidiary, Genasys America de CV. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2025, the amount of cash and cash equivalents was $5,667. As of September 30, 2024, the amount of cash and cash equivalents was $4,945.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of March 31, 2025 and September 30, 2024, restricted cash was $680 and $345, respectively, which was restricted for a maintenance contract and corporate card payment.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s allowance for credit losses was $65 as of both March 31, 2025 and September 30, 2024.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Term Loan

The Company determined that it is eligible for the fair value option (“FVO”) election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan. At the date of issuance, the fair value of the Term Loan was estimated using a discounted cash flow method. Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the six months ended March 31, 2025. Under the fair value option, debt issuance costs are recorded in other expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Warrants

The warrants issued in conjunction with the Term Loan are classified as liabilities under ASC 815-40 due to not being indexed to the Company’s stock. The warrants are measured at fair value using a Monte Carlo simulation to capture the down-round provision in the warrant agreement. Changes in fair value of the warrants, are recorded as gains or losses in other income in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for the Company’s annual periods beginning October 1, 2024, and interim periods beginning October 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact the updated standard will have on disclosures within the consolidated financial statements.

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

4. BUSINESS COMBINATIONS

On October 4, 2023, the Company completed the acquisition of all of the membership interests in Evertel, pursuant to a Membership Interest Purchase Agreement (“Purchase Agreement”) with Word Systems Operations, LLC (“Seller”) and Evertel.

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

The preliminary allocation of the purchase price as of the acquisition date is as follows:

Assets acquired
Accounts receivable	$142
Prepaid expenses	27
Intangible assets	2,550
Goodwill	2,923
Total Assets	$5,642

Liabilities assumed
Accrued commissions	$10
Deferred revenue	470
Deferred tax liability	525
Total liabilities	1,005

Net assets acquired	$4,637

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Est. Useful Life (in years)
Developed technology	$2,290	7
Customer relationships	260	5
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

As of March 31, 2025, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration decreased $16 due to remeasurement adjustments. As of March 31, 2025, no contingent consideration liability remained outstanding.

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

Product revenue

Product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that the Company’s customer obtains control of the products. A smaller portion of product revenue is recognized when the customer receives delivery of the products. A portion of products are sold through resellers and system integrators based on firm commitments from an end user, and as a result, resellers and system integrators carry little or no inventory. The Company’s customers do not have a right to return product unless the product is found to be defective and therefore the Company’s estimate for returns has historically been insignificant.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of March 31, 2025 and September 30, 2024, including the change between the periods. Contract assets balance was $521 and $150 as of March 31, 2025 and September 30, 2024, respectively. The current and noncurrent portion of contract liabilities are included in “Accrued liabilities”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2024	$1,606	$4,012	$5,618
New performance obligations	13,385	4,007	17,392
Recognition of revenue as a result of satisfying performance obligations	(4,094)	(4,572)	(8,666)
Effect of exchange rate on deferred revenue	—	(3)	(3)
Balance as of March 31, 2035	$10,897	$3,444	$14,341
Less: non-current portion	—	(287)	(287)
Current portion as of March 31, 2025	$10,897	$3,157	$14,054

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $14,341, of which $9,735 was related to the Puerto Rico contract. The Company expects to recognize revenue on approximately $14,054 or 98% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

Other than the Term Loan and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of March 31, 2025 and September 30, 2024. The Company believes that the recorded values of its other financial

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2025 and September 30, 2024.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2025, and September 30, 2024. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive loss until recognized in earnings upon the sale or maturity of the security.

	March 31, 2025
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,235	$—	$—	$1,235	$1,235	$—	$—

Level 2:
Certificates of deposit	255	—	—	255	—	255	—
U.S. government agency bonds	195	—	—	295	—	295	—
Municipal securities	990	—	(1)	989	—	859	130
Subtotal	1,440	—	(1)	1,539	—	1,409	130

Total	$2,675	$—	$(1)	$2,774	$1,235	$1,409	$130

	September 30, 2024
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$301	$—	$—	$301	$301	$—	$—

Level 2:
Certificates of deposit	401	—	—	401	152	—	249
U.S. government agency bonds	2,591	3	—	2,594	—	2,594	—
Municipal securities	2,127	2	—	2,129	—	2,129	—
Corporate bonds	3,219	3	—	3,222	—	3,222	—
Subtotal	8,338	8	—	8,346	152	7,945	249

Total	$8,639	$8	$—	$8,647	$453	$7,945	$249

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on available-for-sale debt securities was $1 as of March 31, 2025, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025:

	As of March 31, 2025
	In loss position < 12 months		In loss position > 12 months		Total in loss position
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$—	$—	$—	$—	$—	$—
U.S. government agency bonds	295	—	—	—	295	—
Municipal securities	255	(1)	—	—	255	(1)
Corporate bonds	—	—	—	—	—	—
	$550	$(1)	$—	$—	$550	$(1)

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

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of these long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There were no impairment during the six months ended March 31, 2025 or March 31, 2024, respectively.

Contingent consideration liability: In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. A payment of up to $1,050 is payable based on future performance. The Company engaged independent valuation experts to assist in determining the fair value of the contingent consideration. The contingent consideration liability was initially recorded of $890 at the fair value on the acquisition date and subsequently adjusted when performance criteria were not achieved. The change in fair value was recorded in other income in the accompanying consolidated statement of operations. $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock to former owners of Evertel during fiscal 2024. In October 2024, the Company issued 270,271 shares of common stock to former owners of Evertel. As of March 31, 2025, there was no remaining contingent consideration liability.

Acquisition holdback liability: In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential future misrepresentations and indemnifications against third-party claims. The holdback liability was released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded at the present value, which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value was recorded in other income in the accompanying consolidated statement of operations.

The change in the carrying amount of the holdback liability was as follows:

Balance as of September 30, 2024	$250
Payment	(250)
Balance as of December 31, 2024	$—

As of March 31, 2025, there was no remaining acquisition holdback liability.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

7. INVENTORIES, NET

Inventories, net consisted of the following:

	March 31, 2025	September 30, 2024
Raw materials	$5,820	$5,442
Finished goods	1,820	1,377
Work in process	2,037	1,331
Inventories, gross	9,677	8,150
Reserve for obsolescence	(1,002)	(837)
Inventories, net	$8,675	$7,313

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2025	September 30, 2024
Office furniture and equipment	$1,585	$1,697
Machinery and equipment	1,480	1,480
Leasehold improvements	2,294	2,312
Construction in progress	156	30
Property and equipment, gross	5,515	5,519
Accumulated depreciation	(4,236)	(4,228)
Property and equipment, net	$1,279	$1,291

Depreciation and amortization expense for property and equipment was $108 and $112 for the three months ended March 31, 2025 and 2024, respectively. Depreciation and amortization expense for property and equipment was $226 and $222 for the six months ended March 31, 2025 and 2024, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of March 31, 2025 and September 30, 2024, goodwill was $13,257 and $13,329, respectively. There were no additions or impairments to goodwill during the six months ended March 31, 2025. During the six months ended March 31, 2024, $2,923 was added to goodwill as a result of the Evertel acquisition.

The changes in the carrying amount of goodwill by segment as of March 31, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2024	$—	$13,329	$13,329
Acquisitions	—	—	—
Currency translation	—	(72)	(72)
Balance as of March 31, 2025	$—	$13,257	$13,257

The changes in the carrying amount of intangible assets by segment as of March 31, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2024	$14	$8,492	$8,506
Acquisitions	—	—	—
Amortization	(1)	(1,201)	(1,202)
Currency translation	—	(3)	(3)
Balance as of March 31, 2025	$13	$7,288	$7,301

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $75.

The Company’s consolidated intangible assets consisted of the following:

	March 31, 2025	September 30, 2024
Technology	$14,233	$14,252
Customer relationships	2,063	2,081
Trade name portfolio	610	617
Patents	72	72
	16,978	17,022
Accumulated amortization	(9,677)	(8,516)
	$7,301	$8,506

As of March 31, 2025, future amortization expense was as follows:

Fiscal year ending September 30,
2025 (remaining six months)	1,153
2026	2,222
2027	2,048
2028	1,220
2029	329
Thereafter	329
Total estimated amortization expense	$7,301

Amortization expense was $584 and $619 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense was $1,202 and $1,239 for the six months ended March 31, 2025 and 2024, respectively.

10. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	September 30, 2024
Deposits for inventory	$2,015	$4
Prepaid commissions	187	540
Dues and subscriptions	446	516
Prepaid professional services	375	595
Prepaid insurance	410	288
Spain value-added tax and bank withholdings	312	225
Trade shows and travel	90	116
Canadian goods and services and harmonized sales tax receivable	5	69
Other	111	206
	$3,951	$2,559

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future. Balance at March 31, 2025 included $1,832 for the Puerto Rico project.

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

11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2025	September 30, 2024
Payroll and related	$2,882	$3,249
Deferred revenue	3,157	3,643
Customer deposits	10,897	1,606
Acquisition holdback liability	—	250
Short-term provision	155	155
Warranty reserve	65	76
Accrued contract costs	222	—
Other	23	51
Total	$17,401	$9,030

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of March 31, 2025, included prepayments from customers for services, including extended warranty, scheduled to be performed within the next twelve months. Deferred extended warranty consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered within the next twelve months. Balance at March 31, 2025 included $9,735 for the Puerto Rico project.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	Six Months Ended March 31,
	2025	2024
Beginning balance	$76	$132
Warranty provision	1	(46)
Warranty settlements	(12)	—
Ending balance	$65	$86

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

12. TERM LOAN AND WARRANT LIABILITIES

On May 13, 2024, the Company entered into a term loan and security agreement (the “Loan Agreement”), pursuant to which the Company received $14,700 in cash proceeds in exchange for a $15,000 term loan (“Term Loan”) and the issuance of warrants to purchase up to 3,068,182 shares of the Company’s common stock (“Warrants”). Because the Term Loan and Warrants were determined to be freestanding financial instruments both recorded subsequently at fair value, the proceeds received were allocated to each instrument on a relative fair value basis.

Term Loan

The principal of the Term Loan is $15,000 and is payable upon maturity on May 13, 2026. The Term Loan provides a two percent original issue discount to the lenders. The Company is required to make quarterly interest payments on the Term Loan. The Company may elect to pay quarterly interest on the Term Loan based on the three-month Secured Overnight Financing Rate (“SOFR”) plus five percent (5%) in cash or the Company may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of the Company’s common stock. The Company may voluntarily redeem the Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value. The Term Loan includes financial covenants and contains other customary affirmative and negative covenants and events of default. All obligations under the Term Loan are secured by substantially all of the Company’s assets. As of March 31, 2025, the Company was in compliance with all financial and reporting covenants of the Term Loan.

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

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Term Loan at issuance and subsequently at each reporting date. The fair value of the Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 26.4% and 26.0% as of March 31, 2025 and September 30, 2024, respectively.

A summary of the changes in the fair value of the Term Loan Level 3 rollforward is as follows:

Fair value as of September 30, 2024	$12,010
Change in fair value related to non-credit risk in net loss	800
Fair value as of March 31, 2025	$12,810

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

The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	March 31,	September 30
	2025	2024
Discount Rate	4.0%	3.6%
Volatility	58.4%	58.0%

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

Fair value as of September 30, 2024	$6,640
Change in fair value in net loss	(3,420)
Fair value as of March 31, 2025	$3,220

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2024, and the balances as of March 31, 2025, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2024	$3,110
Less amortization of operating lease ROU assets	(379)
Effect of exchange rate on operating lease ROU assets	(10)
Operating lease ROU assets as of March 31, 2025	$2,721

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Operating lease liabilities
Operating lease liabilities at September 30, 2024	$4,290
Less lease principal payments on operating lease liabilities	(505)
Effect of exchange rate on operating lease liabilities	(11)
Operating lease liabilities as of March 31, 2025	3,774
Less non-current portion	(2,727)
Current portion as of March 31, 2025	$1,047

As of March 31, 2025, the Company’s operating leases have a weighted-average remaining lease term of 3.3 years and a weighted-average incremental borrowing rate of 4.16%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2025 (remaining six months)	$584
2026	1,198
2027	1,219
2028	1,047
2029	—
Thereafter	—
Total undiscounted operating lease payments	4,048
Less imputed interest	(274)
Present value of operating lease liabilities	$3,774

For the three months ended March 31, 2025 and 2024, total lease expense under operating leases was approximately $235 and $246, respectively. For the six months ended March 31, 2025 and 2024, total lease expense under operating leases was approximately $436 and $491, respectively.

14. INCOME TAXES

The Company’s effective tax rate for the six months ended March 31, 2025 and 2024 was negative 0.7% and 3.1%, respectively.

For the six months ended March 31, 2025, the Company recorded an income tax expense of $71 using an estimated annual effective tax rate approach pursuant to ASC 740-270-25-2 and factoring in a discrete tax benefit related to the filing of the 2023 Canadian tax return. The income tax benefit of $434 for the six months ended March 31, 2024 is primarily attributable to the partial release of $525 of U.S. valuation allowance in conjunction with the acquisition of Evertel as the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

16.
SHARE-BASED COMPENSATION

Equity compensation plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) expired on January 19, 2025. The 2025 Equity Incentive Plan (“2025 Equity Plan” and, together with the 2015 Equity Plan, the “Equity Plans”) was adopted by the Company’s Board of Directors on January 27, 2025 and approved by the Company’s stockholders on March 17, 2025. The 2025 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 6,000,000 shares of common stock to employees, directors, advisors or consultants. As of March 31, 2025, there were options and restricted stock units outstanding covering 4,772,727 shares of common stock under the Equity Plans, and 5,729,184 shares of common stock available for grant, for a total of 10,501,911 shares of common stock authorized and unissued under the Equity Plans.

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

Stock options

A summary of the activity in options of the Company as of March 31, 2025, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2024	3,695,740	$2.84
Granted	1,010,250	$2.82
Forfeited/expired	(206,458)	$4.91
Exercised	(24,147)	$1.78
Outstanding March 31, 2025	4,475,385	$2.75
Exercisable March 31, 2025	1,358,716	$3.02

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2025 was $431 and $124, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.27 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2025 was $43 and proceeds from these exercises was $43. The total intrinsic value of stock options exercised during the six months ended March 31, 2024 was $0 and proceeds from these exercises was $0.

The following table summarizes information about stock options outstanding as of March 31, 2025:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70-$2.59	1,574,332	6.20	$2.15	216,933	$1.70
$2.64-$2.70	1,538,000	5.11	$2.69	383,709	$2.69
$3.09-$3.55	1,234,053	3.71	$3.37	679,262	$3.36
$3.56-$6.87	129,000	5.46	$4.67	78,812	$5.27
	4,475,385	5.12	$2.75	1,358,716	$3.02

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company recorded $256 and $181 of stock option compensation expense for employees, directors and consultants for the three months ended March 31, 2025 and 2024, respectively. The Company recorded $498 and $399 of stock option compensation expense for employees, directors and consultants for the six months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was approximately $2,165 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.8 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted during the six months ended March 31, 2025 and 2024, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Six Months Ended March 31,
	2025	2024
Volatility	60.7%	57.8%
Risk-free interest rate	4.1%	4.3%
Dividend yield	0.0%	0.0%
Expected term in years	3.6	4.2

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend for the six months ended March 31, 2025 and did not pay a dividend for the six months ended March 31, 2024.

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

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved for compensation expense to be recognized. The Company recorded $3 and $62 of compensation expense related to these options during the three months ended March 31, 2025 and 2024, respectively. The Company recorded $6 and $124 of compensation expense related to these options during the six months ended March 31, 2025 and 2024, respectively. PVO expense was included in the stock option compensation expense above.

The Company did not grant any PVOs during the six months ended March 31, 2025. As of March 31, 2025, there was no unrecognized compensation related to PVOs.

Restricted stock units

Compensation expense for RSUs was $158 and $343 for the three months ended March 31, 2025 and 2024, respectively. Compensation expense for RSUs was $307 and $571 for the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $704 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.1 years.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

A summary of the Company’s RSUs as of March 31, 2025, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2024	288,059	$2.78
Granted	243,816	$2.27
Vested	(234,533)	$2.56
Forfeited/cancelled	—	$—
Outstanding March 31, 2025	297,342	$2.53

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cost of revenues	$20	$28	$37	$42
Selling, general and administrative	338	439	664	827
Research and development	56	57	104	101
	$414	$524	$805	$970

17. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2025 and 2024, respectively (amounts in thousands, except par value and share amounts):

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 30, 2024	44,631,030	$446	$125,690	$(107,792)	$(335)	$17,563
Share-based compensation expense	—	—	391	—	—	391
Issuance of common stock upon exercise of stock options, net	667	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	27,666	—	—	—	—	—
Obligation to issue common stock in Evertel acquisition	270,271	3	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	(207)	(207)
Net loss	—	—	—	(4,078)	—	(4,078)
Balance as of December 31, 2024	44,929,634	$449	$126,082	$(111,870)	$(542)	$13,670

Share-based compensation expense	—	$—	$414	$—	$—	$414
Issuance of common stock upon exercise of stock options, net	23,480	—	42	—	—	42
Issuance of common stock upon vesting of restricted stock units	201,390	2	(18)	—	—	(18)
Accumulated other comprehensive income	—	—	—	—	87	87
Net loss	—	—	—	(6,139)	—	(6,139)
Balance as of March 31, 2025	45,154,504	$451	$126,520	$(118,009)	$(455)	$8,056

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812
Share-based compensation expense	—	—	446	—	—	446
Issuance of common stock upon offering, net of issuance costs	5,750,000	57	10,449	—	—	10,449
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Issuance of common stock in business combination	986,486	10	1,924	—	—	1,924
Obligation to issue common stock	—	—	527	—	—	527
Release of obligation to issue common stock	69,564	1	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	119	119
Net loss	—	—	—	(6,724)	—	(6,724)
Balance as of December 31, 2023	44,027,121	$440	$123,725	$(82,786)	$(386)	$40,553

Share-based compensation expense	—	$—	$524	$—	$—	$524
Issuance of common stock upon vesting of restricted stock units	229,233	2	—	—	—	—
Shares retained for payment of taxes in connection with settlement of restricted stock units	(6,846)	—	(12)	—	—	(12)
Settlement of contingent consideration in shares of common stock	236,343	3	656	—	—	656
Obligation to issue common stock	—	—	158	—	—	158
Accumulated other comprehensive loss	—	—	—	—	(59)	(59)
Net loss	—	—	—	(6,938)	—	(6,938)
Balance as of March 31, 2024	44,485,851	$445	$125,051	$(89,724)	$(445)	$34,882

Common stock activity

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

During the six months ended March 31, 2024, the Company issued the final 69,564 shares to the former owners of the Amika Mobile assets in connection with the Amika Mobile asset purchase.

Share buyback program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5,000 of its outstanding common shares and expired on December 31, 2024.

There were no shares repurchased during the six months ended March 31, 2025 and 2024. All repurchased shares have been retired.

Dividends

There were no dividends declared in the six months ended March 31, 2025 and 2024.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

18. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net loss	$(6,139)	$(6,938)	$(10,217)	$(13,662)

Basic and diluted loss per share	$(0.14)	$(0.16)	$(0.23)	$(0.31)

Weighted average shares outstanding – basic	45,002,197	44,247,858	44,956,697	44,026,750
Assumed exercise of dilutive options	—	—	—	—
Weighted average shares outstanding – diluted	45,002,197	44,247,858	44,956,697	44,026,750

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	4,475,385	3,377,824	4,475,385	3,377,824
RSU	297,342	292,831	297,342	292,831
Warrants	3,068,182	—	3,068,182	—
Obligation to issue common stock	—	270,270	—	270,270
Total	7,840,909	3,940,925	7,840,909	3,940,925

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue from external customers
Hardware	$4,683	$3,999	$9,310	$6,945
Software	2,249	1,740	4,562	3,155
	$6,932	$5,739	$13,872	$10,100

Intersegment revenues
Hardware	$—	$—	$—	$—
Software	1,805	1,536	3,399	3,024
	$1,805	$1,536	$3,399	$3,024

Segment operating loss
Hardware	$(3,212)	$(2,771)	$(6,363)	$(5,886)
Software	(3,043)	(4,223)	(5,833)	(8,338)
	$(6,255)	$(6,994)	$(12,196)	$(14,224)

Other expenses:
Depreciation and amortization expense
Hardware	$88	$98	$185	$194
Software	604	633	1,243	1,266
	$692	$731	$1,428	$1,460

Income tax benefit
Hardware	$71	$(5)	$71	$(5)
Software	—	—	—	(429)
	$71	$(5)	$71	$(434)

	March 31, 2025	September 30, 2024
Long-lived assets
Hardware	$1,191	$1,203
Software	7,389	8,594
	$8,580	$9,797

Total assets
Hardware	$27,426	$30,216
Software	22,295	23,720
	$49,721	$53,936

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended March 31, 2025, revenues from two customers each accounted for 12% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2025, no single customer accounted for more than 10% of revenues. As of March 31, 2025, accounts receivable from four customers accounted for 16%, 14% 13% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenue from customers in the United States was $4,577 and $2,600 for the three months ended March 31, 2025 and 2024, respectively. Revenue from customers in the United States was $9,238 and $6,224 for the six months ended March 31, 2025 and 2024, respectively. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Americas	$5,920	$2,950	$10,782	$6,617
Asia Pacific	400	502	1,437	821
Europe, Middle East and Africa	612	2,287	1,653	2,662
Total Revenues	$6,932	$5,739	$13,872	$10,100

The following table summarizes long-lived assets by geographic region:

	March 31, 2025	September 30, 2024
United States	$8,479	$9,644
Europe, Middle East and Africa	101	153
Total long lived assets	$8,580	$9,797

21. SUBSEQUENT EVENT

On May 9, 2025, the Company entered into a First Amendment to Term Loan and Security Agreement (the “First Amendment”), which amends the terms of the Loan Agreement entered into by the Company on May 13, 2024. Pursuant to the First Amendment, the lenders agreed to: (i) extend an additional term loan to the Company in the aggregate principal amount of $4,000 (the “First Amendment Term Loan”), and (ii) provide a process to obtain, at the lenders’ sole discretion, an additional term loan of up to $4,000 (the “Additional Term Loan”). The terms of the existing $15,000 term loan remain unchanged. The First Amendment Term Loan and any Additional Term Loan provided under the First Amendment will mature on December 31, 2025, and will bear interest at a rate equal to the three-month Term SOFR plus five percent (5.00%) per annum. Interest on the outstanding principal balance of each such loan is payable quarterly in arrears in cash. In addition, the Company will be required to pay to the lenders, concurrently with each payment of principal under the First Amendment Term Loan and any Additional Term Loan, an additional amount such that the lenders receive a total return equal to the 30% of the principal amount being repaid, including the interest paid on such principal amount and such additional payment amount.

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

LRAD products broadcast audible voice messages with exceptional vocal clarity from close range to 5,500 meters. We have a history of successfully delivering innovative products, systems, and solutions for mission critical situations, pioneering the acoustic hailing device (“AHD”) market with the introduction of our first LRAD long-range communication systems in 2002, and creating the first multi-directional, voice-based public safety mass notification systems in 2012. Building on our proven, best in class, and reliable solutions, we offer the first and only unified, end-to-end Protective Communications platform.

Software Products

The Genasys Protect Platform

The Complete Protective Communications Platform

The Genasys Protect platform provides a full suite of Protective Communications tools for all hazards, designed to provide targeted emergency communication, data-driven decision making, secure inter-agency collaboration, and more. Genasys Protect helps to enable preparedness, responsiveness, and collaboration to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

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
7.
Network Effect: Implementation in neighboring municipalities and across public and private sector organizations within the same municipality extends coverage and enables greater precision when notifying people of threats.

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

Similarly, enterprise customers are able to send critical communications to employees, contractors, visitors, or groups based on geographic location or team status. Enterprises often use ALERT to distribute targeted notifications to customers, including billing updates, downtime notices, and more. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins, and recipient locations, ALERT integrates with various data sources, including sensors, panic buttons, emergency services, active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to residents, employees, staff, contractors, temporary workers, and visitors.

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

Hardware Products

Genasys ACOUSTICS

Genasys ACOUSTICS (“ACOUSTICS”) unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. ACOUSTICS systems feature the industry’s highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options, including solar power, battery backup, and satellite connectivity that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Recent Developments

Business developments during the first six months of fiscal 2025:

•
U.S. Bureau of Reclamation ordered LRAD 950NXT integrated surveillance, security, and first response systems to replace first-generation LRAD systems at Hoover Dam
•
Awarded a four-year contract by the Maui Emergency Management Agency to provide EVAC and AI-powered traffic management solutions by Ladris for the island of Maui
•
Received a four-year contract from Los Angeles County for ALERT mass notification software services
•
Secured a three-year, $3.35 million follow-on maintenance agreement for LRAD systems deployed by the Indian Navy
•
Expanded our Board of Directors to include new independent director R. Rimmy Malhotra
•
Entered into a partnership with FloodMapp to combine dynamic emergency management and flood preparedness
•
Announced $1.0 million in domestic and international energy sector LRAD orders

Revenues for the Company’s second quarter of fiscal 2025, were $6,932, an increase from $5,739 in the second quarter of fiscal 2024. Software revenue of $2,249 increased $509 over the prior year quarter, and hardware revenue of $4,683, increased $684 over the prior year quarter. The timing of budget cycles, government financial issues, and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenue. Gross profit increased, compared to the same quarter in the prior year, primarily as a result of increased higher margin software revenue in this year’s quarter. Operating expenses in the quarter ended March 31, 2025, decreased 3.3% to $8,865, compared with $9,171 in the same period in the prior year. We reported a net loss of $6,139 for the second quarter of fiscal 2025, or $(0.14) per share, compared with a net loss of $6,938, or $(0.16) per share, for the same quarter in the prior year.

For several years through fiscal 2023, the Company had recognized revenue under a $110,000 U.S. Army program of record for Long Range Acoustic Devices. Final deliveries under this program occurred in the fourth quarter of fiscal year 2023. A new, larger multiyear program was approved by Congress in March 2024, as part of fiscal year 2024’s Department of Defense budget. Due to the timing of the budget passage, and common hurdles in the initial procurement and purchase order process, revenues are not anticipated to begin until after the current quarter. Historically, hardware revenue has been characterized by large and inconsistent orders that in aggregate have been a generator of cash for the Company. We continue to be optimistic about our future with the fully funded award of a contract of up to $75,000 to engineer, procure and build an Early Warning System (“EWS”) for Puerto Rico. We anticipate a majority of revenue from this contract will be realized in our fiscal years 2025 and 2026. In addition, we continue to invest in our Genasys Protect software platform with a significant win in fiscal 2024 in Los Angeles County, in addition to wins in other counties in California, Colorado, Utah, and Oregon. The early-stage Software segment continues to generate operating losses; however, revenue continues to grow year over year and segment operating loss has improved incrementally from prior years. With the delay in hardware orders and continued investment in software, the Company used $19,454 of cash in fiscal 2024. To address the ongoing cash needs, the Company completed a follow-on equity offering for $11,500 in October of 2023, a $15,000, two-year senior secured Term Loan agreement in May 2024 and a $4,000 increase on the Term Loan. This capital activity is expected to enable the Company to continue operations and return to expected growth in annual revenue and generation of cash from operations as a result of the anticipated revenues under the EWS for Puerto Rico contract and the new Common Remotely Operated Weapon Station (“CROWS”) program for the U.S. Department of Defense. For the six months ended March 31, 2025, the Company’s operating activities used cash of $5,375.

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

The proliferation of natural and man-made disasters, crisis situations, and civil unrest requires technologically advanced, multichannel solutions to deliver clear and timely protective communications to help keep people safe during critical events. Businesses are also incorporating protective communication and emergency management systems that locate and help safeguard employees and infrastructure when crises occur.

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

We intend to continue pursuing domestic and international business opportunities with the support of key representatives and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes continuing to pursue further U.S. military opportunities. We also plan to pursue domestic and international emergency warning, critical event management, enterprise, government, law enforcement, fire rescue, homeland security, private and commercial security, border security, maritime security, critical infrastructure protection, and wildlife preservation business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

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

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through March 31, 2025, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended
	March 31, 2025		March 31, 2024
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$3,070	44.3%	$3,209	55.9%	$(139)	(4.3%)
Contract and other	3,862	55.7%	2,530	44.1%	1,332	52.6%
Total revenues	6,932	100.0%	5,739	100.0%	1,193	20.8%

Cost of revenues	4,322	62.3%	3,562	62.1%	(760)	(21.3)%
Gross profit	2,610	37.7%	2,177	37.9%	433	19.9%

Operating expenses
Selling, general and administrative	6,648	95.9%	6,640	115.7%	(8)	(0.1%)
Research and development	2,217	32.0%	2,531	44.1%	314	12.4%
Total operating expenses	8,865	127.9%	9,171	159.8%	306	3.3%

Loss from operations	(6,255)	(90.2%)	(6,994)	(121.9%)	739	(10.6)%

Other income, net	187	2.7%	51	0.9%	136	N/A

Loss before income taxes	(6,068)	(87.5%)	(6,943)	(121.0%)	875	(12.6)%
Income tax benefit	71	1.0%	(5)	(0.1%)	(76)	1520.0%
Net loss	$(6,139)	(88.6%)	$(6,938)	(120.9%)	$799	(11.5)%

Net revenue
Hardware	$4,683	67.6%	$3,999	69.7%	684	17.1%
Software	2,249	32.4%	1,740	30.3%	509	29.3%
Total net revenue	$6,932	100.0%	$5,739	100.0%	$1,193	20.8%

US v International Revenue
US Revenue	$5,802	83.7%	$2,600	45.3%	$3,202	123.2%
International Revenue	1,130	16.3%	3,139	54.7%	(2,009)	(64.0%)
Total	$6,932	100.0%	$5,739	100.0%	$1,193	20.8%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $1,193, or 21%, compared with the second fiscal quarter of the prior year. Hardware and software revenue increased $684 and $509, respectively, compared with the prior year quarter. The increased hardware revenue in the second quarter of fiscal 2025 was largely due to the higher backlog at the start of the fiscal year from increased orders received in fiscal year 2024. Backlog is a measure of purchase orders received that are scheduled to ship in the next 12 months. Hardware revenue this quarter included $1,230 from backlog at the start of the fiscal year for initial deliveries to our Puerto Rico customer. The higher software revenue was primarily due to a 28% increase in recurring revenue and a small increase in professional services performed in the current quarter.

The receipt of orders and signing of contracts is often uneven due to the timing of budget cycles, government financial issues, and military conflict. As of March 31, 2025, we had aggregate deferred revenue of $3,157 for extended warranty obligations and software support agreements.

Gross Profit

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Gross profit increased $433, or 20%, compared with the same quarter last year. The increase in gross profit was primarily due to the increase in software revenue with increased gross margins slightly offset by lower gross profit in hardware from a less favorable mix of hardware revenue compared to the prior year period. Gross profit as a percentage of sales for the total company was essentially unchanged compared with the prior year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were essentially unchanged compared to the prior year quarter.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2025 and 2024 of $338 and $439, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $314, or 12%, in the fiscal second quarter due to lower compensation expenses and outside services costs compared to the prior year period, and capitalization of Puerto Rico-related software development resources in this fiscal quarter.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the three months ended March 31, 2025 and 2024 of $56 and $57, respectively.

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

Other Income, Net

Other income, net was $187 in the second quarter this fiscal year, compared to other income, net of $51 in the prior fiscal year quarter. The income in the current year included $950 non-cash income from the change in fair value of warrants and $36 of interest income offset by expenses including $430 change in the fair value of the Term Loan and $350 in interest expense.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Comparison of Results of Operations for the Six Months Ended March 31, 2025 and 2024 (in thousands)

	Six Months Ended
	March 31, 2025		March 31, 2024
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$7,214	52.0%	$5,375	53.2%	$1,839	34.2%
Contract and other	6,658	48.0%	4,725	46.8%	1,933	40.9%
Total revenues	13,872	100.0%	10,100	100.0%	3,772	37.3%

Cost of revenues	8,084	58.3%	6,444	63.8%	(1,640)	(25.5)%
Gross profit	5,788	41.7%	3,656	36.2%	2,132	58.3%

Operating expenses
Selling, general and administrative	13,482	97.2%	13,158	130.3%	(324)	(2.5%)
Research and development	4,502	32.5%	4,722	46.8%	220	4.7%
Total operating expenses	17,984	129.6%	17,880	177.0%	(104)	(0.6%)

Loss from operations	(12,196)	(87.9%)	(14,224)	(140.8%)	2,028	(14.3)%

Other income, net	2,050	14.8%	128	1.3%	1,922	N/A

Loss before income taxes	(10,146)	(73.1%)	(14,096)	(139.6%)	3,950	(28.0)%
Income tax benefit	71	0.5%	(434)	(4.3%)	(505)	116.4%
Net loss	$(10,217)	(73.7%)	$(13,662)	(135.3%)	$3,445	(25.2)%

Net revenue
Hardware	$9,310	67.1%	$6,945	68.8%	2,365	34.1%
Software	4,562	32.9%	3,155	31.2%	1,407	44.6%
Total net revenue	$13,872	100.0%	$10,100	100.0%	$3,772	37.3%

US v International Revenue
US Revenue	$10,468	75.5%	$6,224	61.6%	$4,244	68.2%
International Revenue	3,404	24.5%	3,876	38.4%	(472)	(12.2%)
Total	$13,872	100.0%	$10,100	100.0%	$3,772	37.3%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased 3,772, or 37%, for the six months ended March 31, 2025, compared with the same prior year period. Hardware and software revenue increased $2,365 and $1,407, respectively, compared with the prior year quarter. The higher revenue in the first six months of fiscal 2025 was largely due to the higher backlog at the start of the fiscal year from increased orders received in fiscal year 2024. Backlog is a measure of purchase orders received that are scheduled to ship in the next 12 months. Hardware revenue for the current year to date included $1,230 from backlog at the start of the fiscal year, for initial deliveries to our Puerto Rico customer. The higher software revenue in the first six months was primarily due to a 46% increase in recurring revenue.

The receipt of orders and signing of contracts is often uneven due to the timing of budget cycles, government financial issues, and military conflict. As of March 31, 2025, we had aggregate deferred revenue of $3,157 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit increased $2,132, or 58%, compared with the same six-month period last year, primarily due to increased hardware and software revenue. As recurring software revenue grows, the growth rate of direct costs slows, leading to higher gross margins. Consequently, gross profit as a percentage of sales was higher in the first six months of fiscal 2025, compared with the same period in the prior year, primarily due to a favorable mix of hardware and higher margin software revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $324, or 2% in the six months ended March 31, 2025, over the prior year period. The increase was largely due to a $423 increase in professional services, offset by a $161 decrease in sales marketing and travel expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2025 and 2024 of $664 and $827, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $220, or 4.7%, in the first six months due to lower compensation expenses and lower outside services costs compared to the prior year period and capitalization of Puerto Rico-related software development resources in this fiscal year.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the six months ended March 31, 2025 and 2024 of $104 and $101, respectively.

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

Other Income, Net

Other income, net was $2,050 in the first six months of fiscal 2025, compared to other income, net of $128 in the prior fiscal year period. The income in the current year included $3,420 non-cash income from the change in fair value of warrants and $98 of interest income offset by expenses including $800 change in the fair value of the Term Loan and $718 in interest expense.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(6,139)	$(6,938)	$(10,217)	$(13,662)
Other income, net	(187)	(51)	(2,050)	(128)
Income tax benefit	71	(5)	71	(434)
Depreciation and amortization	692	731	1,428	1,460
Stock-based compensation	414	524	805	970
Adjusted EBITDA	$(5,149)	$(5,739)	$(9,963)	$(11,794)

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended March 31, 2025 and 2024 (in thousands)

	Software				Hardware
	Three Months Ended				Three Months Ended
	March 31,		Fav (Unfav)		March 31,		Fav (Unfav)
	2025	2024	$	%	2025	2024	$	%
Revenue	$2,249	$1,740	$509	29.3%	$4,683	$3,999	$684	17.1%
Operating loss	(3,043)	(4,223)	1,180	(27.9)%	(3,212)	(2,771)	(441)	15.9%

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	604	633	(29)	(4.6)%	88	98	(10)	(10.2)%
Stock-based compensation	101	160	(59)	(36.9)%	313	364	(51)	(14.0)%
Adjusted EBITDA	$(2,338)	$(3,430)	$1,092	(31.8)%	$(2,811)	$(2,309)	$(502)	21.7%

Software Segment

Software segment revenue increased $509, or 29%, over the prior fiscal year. This primarily reflects a 28% increase in recurring revenue compared with the prior fiscal year.

Operating loss decreased $1,180 in the fiscal second quarter of the current fiscal year due to increased revenue and lower compensation and sales and marketing expenses compared to the prior year quarter.

Hardware Segment

Hardware segment revenue increased $684, or 17%, over the prior fiscal year. The increase was largely due to the higher backlog at the start of this fiscal year compared to the prior year. Hardware revenue in this quarter included $1,230 from deliveries on the Puerto Rico project.

Operating loss increased $441 in the current fiscal year period due to higher operating expenses this year including expenses related to the Puerto Rico project.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Comparison of Segment Adjusted EBITDA for the Six Months Ended March 31, 2025 and 2024 (in thousands)

	Software				Hardware
	Six Months Ended				Six Months Ended
	March 31,		Fav (Unfav)		March 31,		Fav (Unfav)
	2025	2024	$	%	2025	2024	$	%
Revenue	$4,562	$3,155	$1,407	44.6%	$9,310	$6,945	$2,365	34.1%
Operating (loss) Income	(5,833)	(8,338)	2,505	(30.0)%	(6,363)	(5,886)	(477)	8.1%

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	1,243	1,266	(23)	(1.8)%	185	194	(9)	(4.6)%
Stock-based compensation	182	259	(77)	(29.7)%	623	711	(88)	(12.4)%
Adjusted EBITDA	$(4,408)	$(6,813)	$2,405	(35.3)%	$(5,555)	$(4,981)	$(574)	11.5%

Software Segment

Software segment revenue increased $1,407, or 45%, over the prior fiscal year. This primarily reflects a 46% increase in recurring revenue compared with the first six months of the prior fiscal year.

Operating loss decreased $2,505 in the six-month period of this fiscal year due to increased revenue and gross margin and lower operating expenses in sales and marketing expenses and compensation related costs compared to the prior year period.

Hardware Segment

Hardware segment revenue increased $2,365, or 34%, over the prior fiscal year. The increase was largely due to the higher backlog at the start of this fiscal year compared with the prior year amount. Hardware revenue in the first six months of the current fiscal year included $1,230 from deliveries on the Puerto Rico project.

Operating loss increased $477 in the current fiscal year period compared with the prior fiscal year due to higher operating expenses related to higher professional services and the Puerto Rico project.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2025 were $5,667, compared with $4,945 as of September 30, 2024. We had short-term marketable securities of 1,409 as of March 31, 2025, compared with $7,945 as of September 30, 2024. Other than cash and cash equivalents, short term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

Principal factors that could affect the availability of our internally generated funds include:

•
ability to meet sales projections;
•
government spending levels;
•
ability to execute current contract programs timely;
•
timely collection of customer contract receivables;
•
introduction of competing technologies;
•
product mix and effect on margins, including the impact of tariffs on margin;
•
ability to manage current inventory levels and supply chain; and
•
product acceptance in new markets;

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six Months Ended
	March 31, 2025	March 31, 2024
Cash provided by (used in):
Operating activities	$(5,375)	$(12,496)
Investing activities	$6,461	$(3,347)
Financing activities	$25	$10,218

Operating Activities

During the six months ended March 31, 2025, net cash used in operating activities was $5,375, resulting from a net loss of $10,217 and non-cash expenses of $111, offset by a net cash increase from changes in our operating assets and liabilities of $4,731. Net cash increase from changes in our operating assets and liabilities, consisted primarily of a $7,816 increase in accrued liabilities resulting from receipt of $10,611 deposit from the Puerto Rico project, $151 increase in accounts payable related to procurement for increased fiscal 2025 sales projection, partially offset by a $1,369 increase in prepaid expenses and other, mostly driven by the prepayment made for hardware for the Puerto Rico project, and a $1,527 increase in inventory, $340 in accounts receivable. Non-cash expense adjustments of $111, consisted primarily of $3,420 gain on fair value of warrants driven mostly by our stock price, offset by loss on fair value of Term Loan, expenses of share-based compensation, warranty provision, depreciation and amortization, amortization of operating lease ROU assets, accretion of acquisition related liabilities and inventory obsolescence.

Investing Activities

During the six months ended March 31, 2025, net cash provided by investing activities was $6,461, primarily due to the net proceeds received from the maturities of investments in our holdings in marketable securities by $6,685, offset by the purchase of property and equipment of $224. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2025.

Financing Activities

In the six months ended March 31, 2025, we received net proceeds of $25 through financing activities, due to stock option exercises.

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

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 13, 2024, other than the information presented below.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion. While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects.

Our ability to receive the full benefits of the Puerto Rico Early Warning System project could be materially and adversely affected by the economic, governmental, and environmental conditions in Puerto Rico.

Puerto Rico’s ongoing fiscal challenges, including government debt restructuring, austerity measures, and political instability, may result in regulatory uncertainties, delays in contract execution, or disruptions in governmental support or funding tied to our services related to the Puerto Rico Early Warning System project. Additionally, Puerto Rico’s geographic location in the Caribbean makes it highly susceptible to hurricanes, tropical storms, earthquakes, and other natural disasters. These events can severely damage infrastructure, disrupt power and telecommunications, and hinder our ability to deliver contracted services in a timely and effective manner. The increasing frequency and intensity of such events, potentially driven by climate change, heightens the risk of prolonged service interruptions or inability to meet contractual obligations.

If the government of Puerto Rico is unable to maintain essential public services, or fund projects we are engaged in, including the Puerto Rico Early Warning System project, or if future weather events or other disasters impair our operations or supply chain, we may face significant challenges in meeting our performance obligations, which could result in penalties, reputational harm, or loss of future business, and we may not timely achieve the anticipate benefits related to the project. Any of these factors could materially adversely affect our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Item 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

On May 9, 2025, the Company entered into a First Amendment to Term Loan and Security Agreement (the “Amendment”) among the Company, Evertel Technologies, LLC, Zonehaven LLC (“Zonehaven”), Genasys Puerto Rico, LLC (“Genasys PR”), the lenders from time to time party thereto (the “Lenders”) and Cantor Fitzgerald Securities, as administrative agent and collateral agent, pursuant to which the Company amended the Term Loan and Security Agreement entered into among such parties on May 13, 2024. The Amendment provides an additional term loan to the Company in the aggregate principal amount of $4 million (the “First Amendment Term Loan”), and a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4 million (the “Additional Term Loan”). The First Amendment Term Loan and any Additional Term Loan provided under the First Amendment will mature on December 31, 2025, and will bear interest at a rate equal to the three-month Term SOFR plus five percent (5.00%) per annum. Interest on the outstanding principal balance of each such loan is payable quarterly in arrears in cash. In addition, the Company will be required to pay to the Lenders, concurrently with each payment of principal under the First Amendment Term Loan and any Additional Term Loan, an additional amount such that the Lenders receive a total return equal to the 30% of the principal amount being repaid, including the interest paid on such principal amount and such additional payment amount.

The Company’s obligations under the First Amendment Term Loan are also secured by a first-priority security interest in all of its assets. In addition, the Company’s subsidiaries Evertel, Zonehaven and Genasys PR guaranteed all of the obligations of the Company in connection with the First Amendment Term Loan.

The Amendment contains customary representation and warranties of the Company, affirmative and negative covenants, including without limitation restricting the Company from certain distributions, investments, indebtedness, sales of assets, loans and payments, of the Company, events of default and remedies thereupon, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The foregoing description of the Amendment is qualified by reference to the full text of the Amendment, which is filed as an Exhibits hereto and incorporated herein by reference.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Item 6. Exhibits.

10.1	Genasys Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 19, 2025.

10.2	Form of Stock Option Agreement under the Genasys Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 19, 2025.

10.3	Form of Restricted Stock Unit Agreement under the Genasys Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 on Form 8-K filed March 19, 2025.

10.4

First Amendment to Term Loan and Security Agreement, dated May 9, 2025 among Genasys Inc., Evertel Technologies, LLC, Zonehaven LLC, Genasys Puerto Rico, LLC, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent.

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

GENASYS INC.

Date: May 13, 2025	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)