Form 10-Q
period 2025-06-30
Genasys Inc.
filed 2025-08-14
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 8, 2025 was 45,154,504.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,339	$4,945
Short-term marketable securities	120	7,945
Restricted cash	95	95
Accounts receivable, net of allowance for credit losses of $65	4,648	3,283
Contract assets	2,846	—
Inventories, net	11,426	7,313
Prepaid expenses and other	7,458	2,559
Total current assets	31,932	26,140

Long-term marketable securities	—	249
Long-term restricted cash	585	250
Property and equipment, net	1,169	1,291
Goodwill	13,451	13,329
Intangible assets, net	6,724	8,506
Operating lease right of use assets, net	2,550	3,110
Other assets	982	1,061
Total assets	$57,393	$53,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,797	$4,034
Accrued liabilities	23,473	9,030
Operating lease liabilities, current portion	1,075	1,021
Notes payable, at fair value - short term	17,050	—
Total current liabilities	49,395	14,085

Notes payable, at fair value - long term	—	12,010
Warrant liability	2,080	6,640
Deferred revenue, noncurrent	294	369
Operating lease liabilities, noncurrent	2,465	3,269
Total liabilities	54,234	36,373

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 45,154,504 and 44,631,030 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	—	—
Additional paid-in capital	126,979	125,690
Accumulated deficit	(124,496)	(107,792)
Accumulated other comprehensive income (loss)	676	(335)
Total stockholders' equity	3,159	17,563
Total liabilities and stockholders' equity	$57,393	$53,936

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$7,001	$4,576	$14,215	$9,951
Contract and other	2,856	2,591	9,514	7,316
Total revenues	9,857	7,167	23,729	17,267
Cost of revenues	7,260	3,383	15,344	9,827

Gross profit	2,597	3,784	8,385	7,440

Operating expenses
Selling, general and administrative	6,422	6,649	19,904	19,806
Research and development	2,100	2,496	6,602	7,218
Total operating expenses	8,522	9,145	26,506	27,024

Loss from operations	(5,925)	(5,361)	(18,121)	(19,584)

Other (expense) income, net	(554)	(1,363)	1,496	(1,236)

Loss before income taxes	(6,479)	(6,724)	(16,625)	(20,820)
Income tax expense (benefit)	8	(42)	79	(476)
Net loss	$(6,487)	$(6,682)	$(16,704)	$(20,344)

Net loss per common share - basic and diluted	$(0.14)	$(0.15)	$(0.37)	$(0.46)
Weighted average common shares outstanding:
Basic and diluted	45,154,504	44,598,393	45,022,635	44,216,602

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(6,487)	$(6,682)	$(16,704)	$(20,344)
Unrealized (loss) gain on marketable securities	—	1	(8)	8
Unrealized foreign currency gain (loss)	311	(26)	199	27
Change in fair value of Term Loans related to credit risk	820	—	820	—
Comprehensive loss	$(5,356)	$(6,707)	$(15,693)	$(20,309)

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(16,704)	$(20,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,114	2,193
Warranty provision	(12)	(56)
Inventory obsolescence	254	139
Loss on disposition of fixed assets	1	6
Stock-based compensation	1,264	1,269
Partial release of valuation allowance	—	(525)
Gain on change in fair value of warrants	(4,560)	(21)
Loss on change in fair value of Term Loans	1,380	124
Loss on issuance of First Amendment Term Loan	480	—
Amortization of operating lease right of use asset	570	584
Accretion of acquisition holdback liability	—	15
Remeasurement of acquisition contingent consideration	—	(16)
Accretion of investment of marketable securities	(40)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,353)	434
Contract assets	(2,846)	—
Inventories, net	(4,367)	(952)
Prepaid expenses and other	(4,793)	(3,995)
Accounts payable	3,737	1,776
Accrued and other liabilities	13,604	(641)
Net cash used in operating activities	(11,271)	(20,010)
Investing Activities:
Purchases of marketable securities	(1,401)	(11,796)
Proceeds from maturities of marketable securities	9,507	9,240
Cash paid for acquisitions net of cash acquired	—	(908)
Cash paid for asset purchase holdback liability	—	(764)
Capital expenditures	(213)	(161)
Net cash provided by (used in) investing activities	7,893	(4,389)
Financing Activities:
Proceeds from issuance of Close Date Term Loan and warrants, net of issuance cost	—	13,698
Proceeds from issuance of First Amendment Term Loan	4,000	—
Proceeds from exercise of stock options	43	—
Proceeds from offering of common stock, net of issuance costs	—	10,449
Payment of contingent consideration	—	(219)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(18)	(12)
Net cash provided by financing activities	4,025	23,916
Effect of foreign exchange rate on cash	82	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash	729	(501)
Cash, cash equivalents and restricted cash, beginning of period	5,290	9,519
Cash, cash equivalents and restricted cash, end of period	$6,019	$9,018

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$5,339	$8,672
Restricted cash, current portion	95	—
Long-term restricted cash	585	346
Total cash, cash equivalents and restricted cash shown in the consolidated balance sheets	$6,019	$9,018

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Noncash investing and financing activities:
Change in unrealized (loss) gain on marketable securities	$(8)	$8
Purchases of property and equipment included in accounts payable and accrued liabilities	$2	$—
Obligation to issue common stock in connection with the Evertel acquisition	$—	$(685)
Shares issued in connection with the Evertel acquisition	$—	$(1,924)
Settlement of Contingent consideration in shares of common stock	$—	$(656)
Holdback liability payable in connection with the Evertel acquisition	$—	$(245)
Accrued term loan and warrant issuance cost not paid	$—	$(119)

Supplemental disclosure of cash flow information
Cash paid for interest	$1,124	$—
Cash paid for taxes	$39	$—

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

Principles of consolidation

The Company has seven wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”), Genasys Communications Canada ULC (“Genasys Canada”), Genasys Singapore PTE Ltd, Genasys Puerto Rico, LLC, Zonehaven LLC, Evertel Technologies LLC (“Evertel”), and one currently inactive subsidiary, Genasys America de CV. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts for expected credit losses, fair value of term loans and warrant liabilities, contingent consideration, valuation of inventory, goodwill and intangible assets, warranty reserve, valuation of operating lease right of use assets and operating lease liabilities, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2025, the amount of cash and cash equivalents was $5,339. As of September 30, 2024, the amount of cash and cash equivalents was $4,945.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of June 30, 2025 and September 30, 2024, restricted cash was $680 and $345, respectively, which was restricted for a maintenance contract and corporate card payment.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s allowance for credit losses was $65 as of both June 30, 2025 and September 30, 2024.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Term Loans

The Company determined that it is eligible for the fair value option (“FVO”) election in connection with the Term Loans (as defined below). The Term Loans meet the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan. At the date of issuance, the fair value of the Term Loans were estimated using a discounted cash flow method. Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company’s own credit risk are recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Under the fair value option, debt issuance costs are expensed as incurred and recorded in other expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

Warrants

The warrants issued in conjunction with the Close Date Term Loan are classified as liabilities under ASC 815-40 due to not being indexed to the Company’s stock. The warrants are measured at fair value using a Monte Carlo simulation to capture the down-round provision in the warrant agreement. Changes in fair value of the warrants, are recorded as gains or losses in other income in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period.

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
$4,637

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 986,486 shares of the Company’s common stock to the former owners of Evertel. The fair value of the Company’s stock on the closing date was $1.95, resulting in the addition of $1,924 to additional-paid-in-capital. The contingent consideration liability is a current liability and recorded in the current portion of accrued liabilities. Under the terms of the Purchase Agreement, the Company recorded a $158 credit to additional-paid-in-capital and an addition to goodwill as this is consideration transferred to the former owners of Evertel during the second quarter of fiscal 2024, and the Company issued common stock to the former owners of Evertel and three key employees during the third quarter of fiscal 2024 to settle the obligation. The Company also recorded a holdback liability and an obligation to issue common stock as security for potential indemnification claims against the Seller. The holdback liability and the common stock was released twelve months from the closing date, subject to amounts withheld for actual, pending or potential claims. The holdback liability was recorded as a current liability at $230, which represented the fair value of the holdback liability as of the acquisition date. The fair value of the holdback liability has and will be adjusted each reporting period with the change in fair value recorded in the condensed consolidated statement of operations. The obligation to issue common stock was recorded as a credit to additional paid in capital for $527 on the acquisition date. During the second quarter of fiscal 2024, the Company and the former owners of Evertel, agreed on a working capital adjustment that resulted in a payment of $15 to the Company.

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

As of June 30, 2025, $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock. During the period since acquisition, the contingent consideration decreased $16 due to remeasurement adjustments. As of June 30, 2025, no contingent consideration liability remained outstanding.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of June 30, 2025 and September 30, 2024, including the change between the periods. Contract assets balance was $2,846 and $150 as of June 30, 2025 and September 30, 2024, respectively. The current and noncurrent portion of contract liabilities are included in “Accrued liabilities”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2024	$1,606	$4,012	$5,618
New performance obligations	22,241	6,672	28,913
Recognition of revenue as a result of satisfying performance obligations	(7,210)	(7,131)	(14,341)
Effect of exchange rate on deferred revenue	—	(9)	(9)
Balance as of June 30, 2035	$16,637	$3,544	$20,181
Less: non-current portion	—	(294)	(294)
Current portion as of June 30, 2025	$16,637	$3,250	$19,887

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

As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $20,181, of which $14,210 was related to the Puerto Rico contract. The Company expects to recognize revenue on approximately $19,887 or 99% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist principally of cash equivalents, short and long-term marketable securities, accounts receivable, accounts payable, Term Loans, and warrant liabilities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The valuation techniques used to measure the Term Loans and warrant liabilities were determined based on Level 3 inputs not observable in the market and significant to the instruments’ valuations. Refer to Note 12, Term Loans and Warrant Liabilities, for additional information regarding the valuation techniques and significant inputs used.

Other than the Term Loans and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of June 30, 2025 and September 30, 2024. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2025 and September 30, 2024.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2025, and September 30, 2024. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

	June 30, 2025
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$53	$—	$—	$53	$53	$—	$—

Level 2:
Municipal securities	120	—	—	120	—	120	—
Subtotal	120	—	—	120	—	120	—

Total	$173	$—	$—	$173	$53	$120	$—

	September 30, 2024
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$301	$—	$—	$301	$301	$—	$—

Level 2:
Certificates of deposit	401	—	—	401	152	—	249
U.S. government agency bonds	2,591	3	—	2,594	—	2,594	—
Municipal securities	2,127	2	—	2,129	—	2,129	—
Corporate bonds	3,219	3	—	3,222	—	3,222	—
Subtotal	8,338	8	—	8,346	152	7,945	249

Total	$8,639	$8	$—	$8,647	$453	$7,945	$249

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on available-for-sale debt securities was $0 as of June 30, 2025, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

As of June 30, 2025 and September 30, 2024, there were no unrealized loss positions related to available-for-sale debt securities.

Instruments measured at fair value on a non-recurring basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use (“ROU”) assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of these long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There were no impairments during the nine months ended June 30, 2025 or June 30, 2024, respectively.

Contingent consideration liability: In connection with the Evertel acquisition, the Company recorded a liability related to future performance criteria. A payment of up to $1,050 was payable based on future performance. The Company engaged independent valuation experts to assist in determining the fair value of the contingent consideration. The contingent consideration liability was

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

initially recorded at the fair value on the acquisition date of $890 and subsequently adjusted when performance criteria were not achieved. The change in fair value was recorded in other income in the accompanying consolidated statement of operations. $874 of the contingent consideration was issued to the former owners of Evertel. The Company paid $219 in cash and issued 236,343 shares of common stock to former owners of Evertel during fiscal 2024. In October 2024, the Company issued 270,271 shares of common stock to former owners of Evertel. As of June 30, 2025, there was no remaining contingent consideration liability.

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

The change in the carrying amount of the holdback liability was as follows:

Balance as of September 30, 2024	$250
Payment	(250)
Balance as of June 30, 2025	$—

As of June 30, 2025, there was no remaining acquisition holdback liability.

7. INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2025	September 30, 2024
Raw materials	$7,989	$5,442
Finished goods	1,870	1,377
Work in process	2,658	1,331
Inventories, gross	12,517	8,150
Reserve for obsolescence	(1,091)	(837)
Inventories, net	$11,426	$7,313

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2025	September 30, 2024
Office furniture and equipment	$1,633	$1,697
Machinery and equipment	1,480	1,480
Leasehold improvements	2,294	2,312
Construction in progress	139	30
Property and equipment, gross	5,546	5,519
Accumulated depreciation	(4,377)	(4,228)
Property and equipment, net	$1,169	$1,291

Depreciation and amortization expense for property and equipment was $108 and $112 for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense for property and equipment was $335 and $335 for the nine months ended June 30, 2025 and 2024, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

goodwill for impairment in accordance with relevant accounting standards. As of June 30, 2025 and September 30, 2024, goodwill was $13,451 and $13,329, respectively. There were no additions or impairments to goodwill during the nine months ended June 30, 2025. During the nine months ended June 30, 2024, $2,923 was added to goodwill as a result of the Evertel acquisition.

The changes in the carrying amount of goodwill by segment as of June 30, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2024	$—	$13,329	$13,329
Acquisitions	—	—	—
Currency translation	—	122	122
Balance as of June 30, 2025	$—	$13,451	$13,451

The changes in the carrying amount of intangible assets by segment as of June 30, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2024	$14	$8,492	$8,506
Acquisitions	—	—	—
Amortization	(2)	(1,777)	(1,779)
Currency translation	—	(3)	(3)
Balance as of June 30, 2025	$12	$6,712	$6,724

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $119.

The Company’s consolidated intangible assets consisted of the following:

	June 30, 2025	September 30, 2024
Technology	$14,233	$14,252
Customer relationships	2,063	2,081
Trade name portfolio	610	617
Patents	72	72
	16,978	17,022
Accumulated amortization	(10,254)	(8,516)
	$6,724	$8,506

As of June 30, 2025, future amortization expense was as follows:

Fiscal year ending September 30,
2025 (remaining three months)	576
2026	2,222
2027	2,048
2028	1,220
2029	329
Thereafter	329
Total estimated amortization expense	$6,724

Amortization expense was $577 and $619 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $1,779 and $1,858 for the nine months ended June 30, 2025 and 2024, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

10. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	September 30, 2024
Deposits for inventory	$5,122	$4
Prepaid insurance	414	288
Puerto Rico Income Tax Retention and Special Contribution Retention	407	—
Spain value-added tax and bank withholdings	357	225
Prepaid professional services	353	595
Prepaid commissions	345	540
Dues and subscriptions	305	516
Trade shows and travel	94	116
Canadian goods and services and harmonized sales tax receivable	37	69
Other	24	206
	$7,458	$2,559

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future. Balance at June 30, 2025 included $4,728 for the Puerto Rico project.

Prepaid insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Puerto Rico Income Tax Retention and Special Contribution Retention

Puerto Rico income tax retention represents amounts withheld at source and remitted to the Puerto Rico Treasury Department (“Hacienda”) on behalf of the Company. These amounts are expected to be applied against the Company’s Puerto Rico income tax liability in its annual return. Additionally, the Company has recorded a receivable for sales tax paid on importations into Puerto Rico. This amount may be subject to future credit, refund, or transfer to other tax obligations, pending consultation with Hacienda.

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

11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2025	September 30, 2024
Customer deposits	$16,637	$1,606
Deferred revenue	3,250	3,643
Payroll and related	2,933	3,249
Accrued contract costs	403	—
Short-term provision	153	155
Acquisition holdback liability	—	250
Warranty reserve	64	76
Other	33	51
Total	$23,473	$9,030

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of June 30, 2025, included prepayments from customers for services, including extended warranty, scheduled to be performed within the next twelve months. Deferred extended warranty consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered within the next twelve months. Balance at June 30, 2025 included $14,210 for the Puerto Rico project.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	Nine Months Ended June 30,
	2025	2024
Beginning balance	$76	$132
Warranty provision	5	(35)
Warranty settlements	(17)	(21)
Ending balance	$64	$76

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

12. TERM LOANS AND WARRANT LIABILITIES

On May 13, 2024 (the “Close Date”), the Company entered into a term loan and security agreement (the “Loan Agreement”), pursuant to which the Company received $14,700 in cash proceeds in exchange for a $15,000 term loan (the “Close Date Term Loan”) and the issuance of warrants to purchase up to 3,068,182 shares of the Company’s common stock (“Warrants”). Because the Close Date Term Loan and Warrants were determined to be freestanding financial instruments both recorded subsequently at fair value, the proceeds received were allocated to each instrument on a relative fair value basis.

On May 9, 2025 (the “First Amendment Date”), the Company entered into a First Amendment to the Loan Agreement (the “First Amendment”), which amended the terms of the Loan Agreement. Pursuant to the First Amendment, the lenders (the “Lenders”) agreed to: (i) extend an additional term loan to the Company in the aggregate principal amount of $4,000 (the “First Amendment Term Loan”), and (ii) provide a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4,000 (the “Additional Term Loan”). The terms of the existing $15,000 Close Date Term Loan remain unchanged. As of June 30, 2025, the Additional Term Loan had not been drawn.

The Loan Agreement contains customary representation and warranties of the Company, affirmative and negative covenants, including without limitation restricting the Company from certain distributions, investments, indebtedness, sales of assets, loans and payments, of the Company, events of default and remedies thereupon, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties. All obligations under the Loan Agreement are secured by substantially all of the Company’s assets. As of June 30, 2025, the Company was in compliance with all financial and reporting covenants of the Loan Agreement.

The Company determined that the Close Date Term Loan and First Amendment Term Loan under the Loan Agreement (collectively the “Term Loans”) were eligible for the FVO and accordingly elected the FVO for the Term Loans. This election was made because of operational efficiencies in valuing and reporting for the Term Loans in their entirety at each reporting date. As a result of electing the FVO, the Term Loans were recorded at fair value at issuance with subsequent remeasurements at fair value each reporting period. The Company recognizes the resulting gain or loss related to changes to the fair value of the Term Loans, other than changes associated with the Company’s own credit risk, on the condensed consolidated statements of operations within other income. The change in fair value related to the accrued interest components of the Term Loans is also included within other income on the condensed consolidated statement of operations. The change in fair value attributable to the Company’s own credit risk is recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss. Direct costs and fees related to the Term Loans were expensed as incurred within other income on the condensed consolidated statement of operations.

Close Date Term Loan

The principal amount of the Close Date Term Loan is $15,000 and is payable upon maturity on May 13, 2026. The Close Date Term Loan provides a two percent original issue discount to the lenders. The Company is required to make quarterly interest payments on the Close Date Term Loan. The Company may elect to pay quarterly interest on the Close Date Term Loan based on the three-month Secured Overnight Financing Rate (“SOFR”) plus five percent (5%) in cash or the Company may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of the Company’s common stock. The Company may voluntarily redeem the Close Date Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value.

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Close Date Term Loan at issuance and subsequently at each reporting date. The fair value of the Close Date Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 36.4% and 26.0% as of June 30, 2025 and September 30, 2024, respectively.

A summary of the changes in the fair value of the Close Date Term Loan Level 3 rollforward is as follows:

Fair value as of September 30, 2024	$12,010
Change in fair value related to non-credit risk recorded within net loss	1,230
Change in fair value related to credit risk in other comprehensive income	(820)
Fair value as of June 30, 2025	$12,420

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

First Amendment Term Loan

The principal of the First Amendment Term Loan is $4,000 and is payable upon maturity on December 31, 2025. The First Amendment Term Loan and any Additional Term Loan provided under the First Amendment will bear interest at a rate equal to the three-month Term SOFR plus five percent (5.00%) per annum. Interest on the outstanding principal balance of the First Amendment Term Loan and any Additional Term Loan is payable quarterly in arrears in cash. In addition, the Company will be required to pay to the Lenders, concurrently with each payment of principal under the First Amendment Term Loan and any Additional Term Loan, an additional amount such that the lenders receive a total return equal to the 30% of the principal amount being repaid, including the interest paid on such principal amount and such additional payment amount (“Minimum Return Amount”.

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the First Amendment Term Loan at issuance and subsequently at each reporting date. The fair value of the First Amendment Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 35.1% and 35.0% as of June 30, 2025 and May 9, 2025, respectively.

The Company recognized a loss on issuance of the First Amendment Term Loan of $480 which represents the difference between the cash received for the First Amendment Term Loan and the fair value of the First Amendment Term Loan at issuance. The loss on issuance of the First Amendment Term Loan is recorded within other income on the condensed consolidated statement of operations.

A summary of the changes in the fair value of the First Amendment Term Loan Level 3 rollforward is as follows:

Fair value as of September 30, 2024	$—
Transfer in	4,480
Change in fair value related to non-credit risk recorded within net loss	150
Change in fair value related to credit risk in other comprehensive income	—
Fair value as of June 30, 2025	$4,630

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

The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	June 30,	September 30
	2025	2024
Discount Rate	3.7%	3.6%
Volatility	62.0%	58.0%

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

Fair value as of September 30, 2024	$6,640
Change in fair value in net loss	(4,560)
Fair value as of June 30, 2025	$2,080

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2024, and the balances as of June 30, 2025, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2024	$3,110
Less amortization of operating lease ROU assets	(570)
Effect of exchange rate on operating lease ROU assets	10
Operating lease ROU assets as of June 30, 2025	$2,550

Operating lease liabilities
Operating lease liabilities at September 30, 2024	$4,290
Less lease principal payments on operating lease liabilities	(760)
Effect of exchange rate on operating lease liabilities	10
Operating lease liabilities as of June 30, 2025	3,540
Less non-current portion	(2,465)
Current portion as of June 30, 2025	$1,075

As of June 30, 2025, the Company’s operating leases have a weighted-average remaining lease term of 3.1 years and a weighted-average incremental borrowing rate of 4.16%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2025 (remaining three months)	$295
2026	1,207
2027	1,228
2028	1,047
2029	—
Thereafter	—
Total undiscounted operating lease payments	3,777
Less imputed interest	(237)
Present value of operating lease liabilities	$3,540

For the three months ended June 30, 2025 and 2024, total lease expense under operating leases was approximately $229 and $245, respectively. For the nine months ended June 30, 2025 and 2024, total lease expense under operating leases was approximately $690 and $736, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

14. INCOME TAXES

The Company’s effective tax rate for the nine months ended June 30, 2025 and 2024 was negative 0.5% and 2.3%, respectively.

For the nine months ended June 30, 2025, the Company recorded an income tax expense of $79 using an estimated annual effective tax rate approach pursuant to ASC 740-270-25-2 and factoring in a discrete tax benefit related to the filing of the 2023 Canadian tax return. The income tax benefit of $476 for the nine months ended June 30, 2024 is primarily attributable to the partial release of $525 of U.S. valuation allowance in conjunction with the acquisition of Evertel as the acquired net deferred tax liabilities will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.

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

16.
SHARE-BASED COMPENSATION

Equity compensation plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) expired on January 19, 2025. The 2025 Equity Incentive Plan (“2025 Equity Plan” and, together with the 2015 Equity Plan, the “Equity Plans”) was adopted by the Company’s Board of Directors on January 27, 2025 and approved by the Company’s stockholders on March 17, 2025. The 2025 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 6,000,000 shares of common stock to employees, directors, advisors or consultants. As of June 30, 2025, there were options and restricted stock units outstanding covering 4,684,060 shares of common stock under the Equity Plans, and 5,666,184 shares of common stock available for grant, for a total of 10,350,244 shares of common stock authorized and unissued under the Equity Plans.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Stock options

A summary of the activity in options of the Company as of June 30, 2025, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2024	3,695,740	$2.84
Granted	1,063,250	$2.76
Forfeited/expired	(358,125)	$4.22
Exercised	(24,147)	$1.78
Outstanding June 30, 2025	4,376,718	$2.72
Exercisable June 30, 2025	1,383,228	$3.02

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2025 was $24 and $6, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $1.73 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2025 was $43 and proceeds from these exercises was $43. There was no stock options exercised during the nine months ended June 30, 2024.

The following table summarizes information about stock options outstanding as of June 30, 2025:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70-$2.59	1,625,665	6.08	$2.14	229,101	$1.73
$2.64-$2.70	1,538,000	4.86	$2.69	387,459	$2.69
$3.09-$3.56	1,126,053	3.52	$3.39	685,231	$3.36
$3.95-$6.87	87,000	3.08	$5.21	81,437	$5.25
	4,376,718	4.93	$2.72	1,383,228	$3.02

The Company recorded $282 and $166 of stock option compensation expense for employees, directors and consultants for the three months ended June 30, 2025 and 2024, respectively. The Company recorded $780 and $565 of stock option compensation expense for employees, directors and consultants for the nine months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was approximately $1,935 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.6 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted during the nine months ended June 30, 2025 and 2024, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Nine Months Ended June 30,
	2025	2024
Volatility	60.8%	57.7%
Risk-free interest rate	4.1%	4.3%
Dividend yield	0.0%	0.0%
Expected term in years	3.7	4.2

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend for the nine months ended June 30, 2025 and did not pay a dividend for the nine months ended June 30, 2024.

Performance-based stock options

On October 8, 2022, the Company awarded performance-based stock options (PVOs) to purchase 800,000 shares of the Company’s common stock to an executive officer, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2025 and 2026, including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive officer being employed by the Company at the time the Company achieves such financial targets. The Company has not recorded compensation expense related to these options.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved for compensation expense to be recognized. The Company recorded $2 and $3 of compensation expense related to these options during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $8 and $127 of compensation expense related to these options during the nine months ended June 30, 2025 and 2024, respectively. PVO expense was included in the stock option compensation expense above.

The Company did not grant any PVOs during the nine months ended June 30, 2025. As of June 30, 2025, there was no unrecognized compensation related to PVOs.

Restricted stock units

Compensation expense for RSUs was $177 and $134 for the three months ended June 30, 2025 and 2024, respectively. Compensation expense for RSUs was $484 and $705 for the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $558 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 0.9 years.

A summary of the Company’s RSUs as of June 30, 2025, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2024	288,059	$2.78
Granted	253,816	$2.35
Vested	(234,533)	$2.56
Forfeited/cancelled	—	$—
Outstanding June 30, 2025	307,342	$2.59

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$18	$27	$55	$69
Selling, general and administrative	384	243	1,048	1,071
Research and development	57	29	161	129
	$459	$299	$1,264	$1,269

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

17. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2025 and 2024, respectively (amounts in thousands, except par value and share amounts):

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of September 30, 2024	44,631,030	$446	$125,690	$(107,792)	$(335)	$17,563
Share-based compensation expense	—	—	391	—	—	391
Issuance of common stock upon exercise of stock options, net	667	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	27,666	—	—	—	—	—
Obligation to issue common stock in Evertel acquisition	270,271	3	—	—	—	—
Other comprehensive loss	—	—	—	—	(207)	(207)
Net loss	—	—	—	(4,078)	—	(4,078)
Balance as of December 31, 2024	44,929,634	$449	$126,082	$(111,870)	$(542)	$13,670

Share-based compensation expense	—	$—	$414	$—	$—	$414
Issuance of common stock upon exercise of stock options, net	23,480	—	42	—	—	42
Issuance of common stock upon vesting of restricted stock units	201,390	2	(18)	—	—	(18)
Other comprehensive income	—	—	—	—	87	87
Net loss	—	—	—	(6,139)	—	(6,139)
Balance as of March 31, 2025	45,154,504	$451	$126,520	$(118,009)	$(455)	$8,056

Share-based compensation expense	—	$—	$459	$—	$—	$459
Other comprehensive income	—	—	—	—	1,131	1,131
Net loss	—	—	—	(6,487)	—	(6,487)
Balance as of June 30, 2025	45,154,504	$451	$126,979	$(124,496)	$676	$3,159

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812
Share-based compensation expense	—	—	446	—	—	446
Issuance of common stock upon offering, net of issuance costs	5,750,000	57	10,449	—	—	10,449
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Issuance of common stock in business combination	986,486	10	1,924	—	—	1,924
Obligation to issue common stock	—	—	527	—	—	527
Release of obligation to issue common stock	69,564	1	—	—	—	—
Other comprehensive income	—	—	—	—	119	119
Net loss	—	—	—	(6,724)	—	(6,724)
Balance as of December 31, 2023	44,027,121	$440	$123,725	$(82,786)	$(386)	$40,553

Share-based compensation expense	—	$—	$524	$—	$—	$524
Issuance of common stock upon vesting of restricted stock units	229,233	2	—	—	—	—
Shares retained for payment of taxes in connection with settlement of restricted stock units	(6,846)	—	(12)	—	—	(12)
Settlement of contingent consideration in shares of common stock	236,343	3	656	—	—	656
Obligation to issue common stock	—	—	158	—	—	158
Other comprehensive loss	—	—	—	—	(59)	(59)
Net loss	—	—	—	(6,938)	—	(6,938)
Balance as of March 31, 2024	44,485,851	$445	$125,051	$(89,724)	$(445)	$34,882

Share-based compensation expense	—	$—	$299	$—	$—	$299
Issuance of common stock upon vesting of restricted stock units	7,080	—	—	—	—	—
Settlement of contingent consideration in shares of common stock	111,083	1		—	—	—
Other comprehensive loss	—	—	—	—	(25)	(25)
Net loss	—	—	—	(6,682)	—	(6,682)
Balance as of June 30, 2024	44,604,014	$446	$125,350	$(96,406)	$(470)	$28,474

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

Share buyback program

In December 2022, the Board of Directors extended the Company’s share buyback program through December 31, 2024. Under the program, the Company was authorized to repurchase up to $5,000 of its outstanding common shares, the program expired on December 31, 2024.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

There were no shares repurchased during the nine months ended June 30, 2025 and 2024. All repurchased shares have been retired.

Dividends

There were no dividends declared in the nine months ended June 30, 2025 and 2024.

18. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net loss	$(6,487)	$(6,682)	$(16,704)	$(20,344)

Basic and diluted loss per share	$(0.14)	$(0.15)	$(0.37)	$(0.46)

Weighted average shares outstanding – basic	45,154,504	44,598,393	45,022,635	44,216,602
Assumed exercise of dilutive options	—	—	—	—
Weighted average shares outstanding – diluted	45,154,504	44,598,393	45,022,635	44,216,602

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	4,376,718	3,365,740	4,376,718	3,365,740
RSU	307,342	273,059	307,342	273,059
Warrants	3,068,182	3,068,182	3,068,182	3,068,182
Obligation to issue common stock	—	270,270	—	270,270
Total	7,752,242	6,977,251	7,752,242	6,977,251

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue from external customers
Hardware	$7,656	$5,108	$16,966	$12,053
Software	2,201	2,059	6,763	5,214
	$9,857	$7,167	$23,729	$17,267

Intersegment revenues
Hardware	$7,343	$—	$7,636	$—
Software	1,619	1,022	4,724	4,047
	$8,962	$1,022	$12,360	$4,047

Segment operating loss
Hardware	$(2,589)	$(1,920)	$(8,952)	$(7,867)
Software	(3,336)	(3,441)	(9,169)	(11,717)
	$(5,925)	$(5,361)	$(18,121)	$(19,584)

Other expenses:
Depreciation and amortization expense
Hardware	$86	$114	$271	$338
Software	599	633	1,843	1,900
	$685	$747	$2,114	$2,238

Income tax expense (benefit)
Hardware	$10	$(8)	$81	$(13)
Software	(2)	(34)	(2)	(463)
	$8	$(42)	$79	$(476)

	June 30, 2025	September 30, 2024
Long-lived assets
Hardware	$1,087	$1,203
Software	6,806	8,594
	$7,893	$9,797

Total assets
Hardware	$35,291	$30,216
Software	22,102	23,720
	$57,393	$53,936

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended June 30, 2025, revenues from two customers accounted for 44% and 17% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2025, revenues from two customers accounted for 23% and 10% of total revenues. with no other single customer accounting for more than 10% of revenues. As of June 30, 2025, accounts receivable from three customers accounted for 23%, 14% and 12% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenue from customers in the United States was $8,632 and $6,165 for the three months ended June 30, 2025 and 2024, respectively. Revenue from customers in the United States was $19,095 and $12,389 for the nine months ended June 30, 2025 and 2024, respectively. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Americas	$8,786	$6,220	$19,568	$12,837
Asia Pacific	455	208	1,892	1,029
Europe, Middle East and Africa	616	739	2,269	3,401
Total Revenues	$9,857	$7,167	$23,729	$17,267

The following table summarizes long-lived assets by geographic region:

	June 30, 2025	September 30, 2024
United States	$7,799	$9,644
Europe, Middle East and Africa	94	153
Total long lived assets	$7,893	$9,797

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2024. All dollar amounts presented in this section are in thousands.

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. When used in this report and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, or in oral statements made by or with the approval of an executive officer, the words or phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements.

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding growth strategy; product and development programs; financial performance and financial condition; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; anticipated problems and our plans for future operations; and the economy in general or the future of the emergency communications industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such risks and uncertainties include, but are not limited to, risks relating to our reliance on a limited number of customers, the likely need for additional capital, actual or perceived failures or breaches of our information and security systems, continued funding of government spending, the timing of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, market acceptance of the Company’s products, shortages in components or price increases that cannot be passed on to customers, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, difficulties in retaining key employees and customers, changes in the market for microcap stocks regardless of growth and value and various other factors beyond our control. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (especially the “Liquidity and Capital Resources” section) and the section “Risk Factors” in this report and in our Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

For purposes of this Quarterly Report, the terms “we,” “us,” “our” “Genasys” and the “Company” refer to Genasys Inc. and its consolidated subsidiaries.

Overview

We are a global provider of Protective Communications™ solutions, including our Genasys Protect™ software platform and Long Range Acoustic Device® (“LRAD®”) hardware products. Our unified software platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

Software Products

The Genasys Protect Platform

The Complete Protective Communications Platform

The Genasys Protect platform provides a full suite of Protective Communications tools for all hazards that is designed to provide targeted emergency communication, data-driven decision making, secure inter-agency collaboration, and more. Genasys Protect helps to enable preparedness, responsiveness, and collaboration to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

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

Genasys ALERT

Genasys ALERT (“ALERT”) is an interactive, cloud-based Software as a Service (“SaaS”) solution that is designed to enable SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. ALERT acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. ALERT communications in public spaces can be enhanced via Genasys ACOUSTICS - connected, voice broadcast speakers - while ALERT communications among first responders and emergency personnel can be augmented and accelerated with Genasys CONNECT. ALERT clients can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using location-based SMS, CBC mobile push, text, email, social media, TV, radio, digital displays, acoustic devices, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning System (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which ALERT customers can use to deliver critical communications in multiple languages to specific populations.

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

ACOUSTICS gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. ACOUSTICS provides highly audible, clear voice messaging thousands of meters away, staying on and connected even during broad power outages and network failures. ACOUSTICS are networked, remotely operated devices optimized with advanced driver and waveguide technology that enable audible voice broadcasts to be clearly heard and understood above background noise and over long distances. ACOUSTICS’ reliability enables a constant stream of information, providing redundancy when key infrastructure fails during critical events.

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

Recent Developments

Business developments during the first nine months of fiscal 2025:

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
•
Secured a three-year, $3,350 follow-on maintenance agreement for LRAD systems deployed by the Indian Navy
•
Expanded our Board of Directors to include new independent director R. Rimmy Malhotra
•
Entered into a partnership with FloodMapp to combine dynamic emergency management and flood preparedness
•
Announced $1,000 in domestic and international energy sector LRAD orders
•
Received $4,500 in new and follow-on LRAD orders from U.S. Military
•
Entered into the First Amendment to Term Loan and Security Agreement with $4,000 First Amendment Term Loan

For several years through fiscal 2023, the Company had recognized revenue under a $110,000 U.S. Army program of record for Long Range Acoustic Devices. Final deliveries under this program occurred in the fourth quarter of fiscal year 2023. A new, larger multiyear Common Remotely Operated Weapon Station (“CROWS”) program was approved by Congress in March 2024, as part of fiscal year 2024’s Department of Defense budget. Due to the timing of the budget passage, and common hurdles in the initial procurement and purchase order process, revenues are not anticipated to begin until fiscal 2026. Historically, hardware revenue has been characterized by large and inconsistent orders that in aggregate have been a generator of cash for the Company.

We continue to be optimistic about our future with the fully funded award of a contract of up to $75,000 to engineer, procure and build an Early Warning System (“EWS”) for Puerto Rico. We anticipate most of the revenue from this contract will be realized in our fiscal years 2025 and 2026. In addition, we continue to invest in our Genasys Protect software platform with a significant win in fiscal 2024 in Los Angeles County, in addition to wins in other counties in California, Colorado, Utah, and Oregon. The early-stage Software segment continues to generate operating losses; however, revenue continues to grow year over year and segment operating loss has improved incrementally from prior years.

With the delay in hardware orders and continued investment in software, the Company used $19,454 of cash in fiscal 2024. To address the ongoing cash needs, the Company completed a follow-on equity offering for $11,500 in October of 2023, and entered into a $15,000, two-year senior secured Term Loan agreement in May 2024 and a $4,000 increase on the Term Loan in May 2025. This capital activity is expected to enable the Company to continue operations and return to expected growth in annual revenue and generation of cash from operations as a result of the anticipated revenues under the EWS for Puerto Rico contract and the CROWS program for the U.S. Department of Defense. For the nine months ended June 30, 2025, the Company’s operating activities used cash of $11,271.

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

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through June 30, 2025, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

During the second and third quarters of fiscal year 2025, higher tariffs impacting certain sources of the Company’s materials were imposed by the U.S. government. We are monitoring these imposed tariffs and related ongoing negotiations between the U.S. government and the countries in which we source products. See "Item 1A — Risk Factors — International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects,” which is incorporated herein by reference.

It is uncertain how inflation and interest rates will be impacted during the remainder of 2025 by the imposition of tariffs and other trade-related actions or inactions. World events, including the Russia-Ukraine War and the ongoing conflict in the Middle East continue to have negative effects on the global economy.

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our products and services, declines in our revenue and profitability, costs associated with complying with new or amended laws and regulations and mitigating the increased cost of the new tariffs affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other intangible assets.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended
	June 30, 2025		June 30, 2024
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$7,001	71.0%	$4,576	63.8%	$2,425	53.0%
Contract and other	2,856	29.0%	2,591	36.2%	265	10.2%
Total revenues	9,857	100.0%	7,167	100.0%	2,690	37.5%

Cost of revenues	7,260	73.7%	3,383	47.2%	(3,877)	(114.6)%
Gross profit	2,597	26.3%	3,784	52.8%	(1,187)	(31.4%)

Operating expenses
Selling, general and administrative	6,422	65.2%	6,649	92.8%	227	3.4%
Research and development	2,100	21.3%	2,496	34.8%	396	15.9%
Total operating expenses	8,522	86.5%	9,145	127.6%	623	6.8%

Loss from operations	(5,925)	(60.1%)	(5,361)	(74.8%)	(564)	10.5%

Other expense, net	(554)	(5.6%)	(1,363)	(19.0%)	809	N/A

Loss before income taxes	(6,479)	(65.7%)	(6,724)	(93.8%)	245	(3.6)%
Income tax expense (benefit)	8	0.1%	(42)	(0.6%)	(50)	119.0%
Net loss	$(6,487)	(65.8%)	$(6,682)	(93.2%)	$195	(2.9)%

Net revenue
Hardware	$7,656	77.7%	$5,108	71.3%	2,548	49.9%
Software	2,201	22.3%	2,059	28.7%	142	6.9%
Total net revenue	$9,857	100.0%	$7,167	100.0%	$2,690	37.5%

US v International Revenue
US Revenue	$8,632	87.6%	$6,220	86.8%	$2,412	38.8%
International Revenue	1,225	12.4%	947	13.2%	278	29.4%
Total	$9,857	100.0%	$7,167	100.0%	$2,690	37.5%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $2,690, or 38%, compared with the third fiscal quarter of the prior year. Hardware and software revenue increased $2,548 and $142, respectively, compared with the prior year quarter. The increased hardware revenue in the third quarter of fiscal 2025 was largely due to $4,333 from the initial deliveries to our Puerto Rico customer, which was recognized using the percentage-of-completion methodology, which we expect to use for the majority of future revenues from our Puerto Rico customer. The percentage-of-completion methodology we used was based on the installation labor hours incurred as a percentage of the total installation labor hours estimated for the entire Puerto Rico project. The higher software revenue was primarily due to an 8% increase in recurring revenue and offset by a small decrease in revenue from professional services performed in the quarter ended June 30, 2025.

The receipt of orders and signing of contracts is often uneven due to the timing of budget cycles, government financial issues, and military conflict. As of June 30, 2025, we had aggregate deferred revenue of $3,250 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit decreased $1,187, or 31%, compared with the same quarter last year. The decrease in gross profit was primarily due to the impact of percentage-of-completion revenue recognition associated with the early-stage Puerto Rico project, and a less favorable hardware mix and increased tariff costs on imported components. Software’s gross margin was essentially unchanged compared to the prior year quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $227 or 3% over the prior year period. The decrease was primarily driven by lower professional services in the three months ending June 30, 2025.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2025 and 2024 of $384 and $242, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales based on sales channels.

Research and Development Expenses

Research and development expenses decreased $396, or 16%, in the fiscal third quarter compared to the prior year quarter due to the capitalization of Puerto Rico-related software development resources in the most recent fiscal quarter. Labor capitalization was $197, with the remaining decrease of $113 in expenditures from employee costs and $79 in professional services.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the three months ended June 30, 2025 and 2024 of $57 and $29, respectively.

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

Other Expense, Net

Other expense, net was $554 in the third quarter this fiscal year, compared to $1,363 in the prior fiscal year quarter. The loss in the current year included $480 loss on the issuance of the First Amendment Term Loan, $580 change in the fair value of the Term Loans and $406 in interest expense from the Term Loans, $104 professional expense related to the $4,000 First Amendment Term Loan, partially offset by $1,140 non-cash income from the change in fair value of warrants and $16 of interest income.

Comparison of Results of Operations for the Nine Months Ended June 30, 2025 and 2024 (in thousands)

	Nine Months Ended
	June 30, 2025		June 30, 2024
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$14,215	59.9%	$9,951	57.6%	$4,264	42.8%
Contract and other	9,514	40.1%	7,316	42.4%	2,198	30.0%
Total revenues	23,729	100.0%	17,267	100.0%	6,462	37.4%

Cost of revenues	15,344	64.7%	9,827	56.9%	(5,517)	(56.1)%
Gross profit	8,385	35.3%	7,440	43.1%	945	12.7%

Operating expenses
Selling, general and administrative	19,904	83.9%	19,806	114.7%	(98)	(0.5%)
Research and development	6,602	27.8%	7,218	41.8%	616	8.5%
Total operating expenses	26,506	111.7%	27,024	156.5%	518	1.9%

Loss from operations	(18,121)	(76.4%)	(19,584)	(113.4%)	1,463	(7.5)%

Other income (expense), net	1,496	6.3%	(1,236)	(7.2%)	2,732	N/A

Loss before income taxes	(16,625)	(70.1%)	(20,820)	(120.6%)	4,195	(20.1)%
Income tax expense (benefit)	79	0.3%	(476)	(2.8%)	(555)	116.6%
Net loss	$(16,704)	(70.4%)	$(20,344)	(117.8%)	$3,640	(17.9)%

Net revenue
Hardware	$16,966	71.5%	$12,053	69.8%	4,913	40.8%
Software	6,763	28.5%	5,214	30.2%	1,549	29.7%
Total net revenue	$23,729	100.0%	$17,267	100.0%	$6,462	37.4%

US v International Revenue
US Revenue	$19,095	80.5%	$12,837	74.3%	$6,258	48.7%
International Revenue	4,634	19.5%	4,430	25.7%	204	4.6%
Total	$23,729	100.0%	$17,267	100.0%	$6,462	37.4%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased 6,462, or 37%, for the nine months ended June 30, 2025, compared with the same prior year period. Hardware and software revenue increased $4,913 and $1,549, respectively, compared with the prior year period. The higher revenue in the first nine months of fiscal 2025 was largely due to the higher backlog at the start of the fiscal year from increased orders received in fiscal year 2024. Backlog is a measure of purchase orders received that are scheduled to ship in the next 12 months. Hardware revenue for the current year to date included $5,563 from the initial deliveries to our Puerto Rico customer, which was in backlog at the start of the fiscal year. The higher software revenue in the first nine months was primarily due to a 31% increase in recurring revenue.

The receipt of orders and signing of contracts is often uneven due to the timing of budget cycles, government financial issues, and military conflict. As of June 30, 2025, we had aggregate deferred revenue of $3,250 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit increased $945, or 13%, compared with the same nine-month period last year, primarily due to higher margin software revenue. Direct costs associated with recurring software revenue grow at a slower pace than such revenue, leading to higher gross margins. Gross profit as a percentage of sales for hardware was lower in the first nine months of fiscal 2025, compared with the same period in the prior year, primarily due to an unfavorable hardware sales mix driven by percentage of completion revenue recognition for early-stage hardware deliveries in Puerto Rico.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were essentially unchanged compared to the prior year period. Salaries and wages increased in the period, which was offset by a reduction in tradeshow and travel costs.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2025 and 2024 of $1,048 and $1,071, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $616, or 9%, in the first nine months of fiscal year 2025. $351 was for the capitalization of Puerto Rico-related software development, and $232 for lower compensation expenses and lower outside services costs.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the nine months ended June 30, 2025 and 2024 of $161 and $129, respectively.

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

Other Income (Expense), Net

Other income, net was $1,496 in the first nine months of fiscal 2025, compared to other expense, net of $1,236 in the prior fiscal year period. The income in the current year included $4,560 non-cash income from the change in fair value of warrants and $114 of interest income, partially offset by expenses including $1,380 change in the fair value of the Term Loans and $1,124 in interest expense from the Term Loans, $480 loss on the issuance of First Amendment Term Loan and $104 professional expense related to the $4,000 First Amendment Term Loan.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(6,487)	$(6,682)	$(16,704)	$(20,344)
Other expense (income), net	554	1,363	(1,496)	1,236
Income tax expense (benefit)	8	(42)	79	(476)
Depreciation and amortization	685	733	2,114	2,193
Stock-based compensation	459	299	1,264	1,269
Adjusted EBITDA	$(4,781)	$(4,329)	$(14,743)	$(16,122)

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended June 30, 2025 and 2024 (in thousands)

	Hardware				Software
	Three Months Ended				Three Months Ended
	June 30,		Fav (Unfav)		June 30,		Fav (Unfav)
	2025	2024	$	%	2025	2024	$	%
Revenue	$7,656	$5,108	$2,548	49.9%	$2,201	$2,059	$142	6.9%
Operating loss	(2,589)	(1,920)	(669)	34.8%	(3,336)	(3,441)	105	(3.1)%

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	86	99	(13)	(13.1)%	599	634	(35)	(5.5)%
Stock-based compensation	355	149	206	138.3%	104	150	(46)	(30.7)%
Adjusted EBITDA	$(2,148)	$(1,672)	$(476)	28.5%	$(2,633)	$(2,657)	$24	(0.9)%

Hardware Segment

Hardware segment revenue increased $2,548, or 50%, over the prior fiscal quarter. The increase was largely due to the higher backlog at the start of this fiscal year compared to the prior year. Hardware revenue in this quarter included $4,333 of Puerto Rico project revenue.

Operating loss increased $669 in the current fiscal year quarter due to lower gross profit this year due to the Puerto Rico project percentage of completion revenue offset by lower operating expenditures on professional services.

Software Segment

Software segment revenue increased $142, or 7%, over the prior fiscal quarter. This primarily reflects an 8% increase in recurring revenue compared with the prior fiscal quarter.

Operating loss decreased $105 in the third quarter of the current fiscal year due to increased revenue and lower compensation and sales and marketing expenses compared to the prior year quarter.

Comparison of Segment Adjusted EBITDA for the Nine Months Ended June 30, 2025 and 2024 (in thousands)

	Hardware				Software
	Nine Months Ended				Nine Months Ended
	June 30,		Fav (Unfav)		June 30,		Fav (Unfav)
	2025	2024	$	%	2025	2024	$	%
Revenue	$16,966	$12,053	$4,913	40.8%	$6,763	$5,214	$1,549	29.7%
Operating loss	(8,952)	(7,806)	(1,146)	14.7%	(9,169)	(11,778)	2,609	(22.2)%

Reconciliation of GAAP to Non-GAAP
Depreciation and amortization	271	293	(22)	(7.5)%	1,843	1,900	(57)	(3.0)%
Stock-based compensation	978	860	118	13.7%	286	409	(123)	(30.1)%
Adjusted EBITDA	$(7,703)	$(6,653)	$(1,050)	15.8%	$(7,040)	$(9,469)	$2,429	(25.7)%

Hardware Segment

Hardware segment revenue increased $4,913, or 41%, over the prior fiscal year period. The increase was largely due to the higher backlog at the start of this fiscal year compared with the prior year amount. Hardware revenue in the first nine months of the current fiscal year included $5,563 from deliveries on the Puerto Rico project.

Operating loss increased $1,146 in the current fiscal year period compared with the prior fiscal year period due to lower gross profit resulting from the impact of percentage of completion revenue recognition for early stage hardware activity offset by lower professional services expense this fiscal year.

Software Segment

Software segment revenue increased $1,549, or 30%, over the prior fiscal year period. This primarily reflects a 31% increase in recurring revenue compared with the first nine months of the prior fiscal year period.

Operating loss decreased $2,609 in the nine-month period of this fiscal year due to increased revenue and gross margin and lower operating expenses in sales and marketing expenses and compensation-related costs compared to the prior year period.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2025 were $5,339, compared with $4,945 as of September 30, 2024. We had short-term marketable securities of $120 as of June 30, 2025, compared with $7,945 as of September 30, 2024.

Our internal sources of liquidity include cash and cash equivalents, short term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods. In this context, please refer to “Item 1A – Risk Factors – Our short-term liquidity may be materially adversely affected by administrative complexities surrounding the disbursement of funds under the Puerto Rico Early Warning System project. Furthermore, our ability to receive the full benefits of such project could be materially and adversely affected by the economic, governmental, and environmental conditions in Puerto Rico.”

Our primary external source of liquidity consists of our Term Loans, although we have also relied in the past, and may rely in the future, on equity offerings. The disclosure on our Term Loans contained in “Note 12. Term Loans and Warrant Liabilities” in the notes to the consolidated financial statements is incorporated herein by reference.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine Months Ended
	June 30, 2025	June 30, 2024
Cash provided by (used in):
Operating activities	$(11,271)	$(20,010)
Investing activities	$7,893	$(4,389)
Financing activities	$4,025	$23,916

Operating Activities

During the nine months ended June 30, 2025, net cash used in operating activities was $11,271, resulting from a net loss of $16,704, offset by non-cash expenses of $1,451 and a net cash increase from changes in our operating assets and liabilities of $3,982. Net cash increase from changes in our operating assets and liabilities, consisted primarily of a $13,604 increase in accrued liabilities resulting from receipt of $17,278 deposit from the Puerto Rico project, $3,737 increase in accounts payable related to procurement of inventory for increased fiscal 2025 sales projections, partially offset by a $4,793 increase in prepaid expenses and other, mostly driven by the prepayment made for hardware for the Puerto Rico project, and a $4,367 increase in inventory, $2,846 increase in contract assets, and $1,353 increase in accounts receivable. Non-cash expense adjustments of $1,451, consisted primarily of $4,560 gain on fair value of warrants driven mostly by our stock price, offset by $2,114 depreciation and amortization, $1,380 loss on fair value of Term Loans, $480 loss on issuance of First Amendment Term Loan, $570 amortization of operating lease ROU assets, and $254 inventory obsolescence.

Investing Activities

During the nine months ended June 30, 2025, net cash provided by investing activities was $7,893, primarily due to the net proceeds received from the maturities of investments in our holdings in marketable securities of $8,106, offset by the purchase of property and equipment of $213. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2025.

Financing Activities

In the nine months ended June 30, 2025, we received net proceeds of $4,025 through financing activities, primarily due to $4,000 from the First Amendment Term Loan borrowings.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e)

and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

International trade policies, including tariffs, sanctions and trade barriers, and a decline in federal funding in the United States, may adversely affect our business, financial condition, results of operations and prospects.

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

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. Furthermore, a decline in, or delays in the receipt of, federal funding is impacting many of our software and hardware customers, and may lead to a reduction in demand for our products.

Ongoing uncertainty regarding trade and federal funding policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion. While we continue to monitor trade and federal funding developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, deterioration in international perception of U.S.-based companies or governmental funding shortfalls could materially and adversely affect our business, results of operations, financial condition and prospects.

Our short-term liquidity may be materially adversely affected by administrative complexities surrounding the disbursement of funds under the Puerto Rico Early Warning System project. Furthermore, our ability to receive the full benefits of such project could be materially and adversely affected by the economic, governmental, and environmental conditions in Puerto Rico.

As a result of administrative complexities surrounding the approval process within the authority responsible for electricity generation, distribution and transmission in Puerto Rico, which is responsible for requesting disbursement of funds from FEMA, we have recently experienced delays in receiving payments under the Puerto Rico Early Warning System project. A continuation or exacerbation of these delays could materially adversely affect our liquidity position in the short term.

Furthermore, Puerto Rico’s ongoing fiscal challenges, including government debt restructuring, austerity measures, and political instability, may result in regulatory uncertainties, delays in contract execution, delays in timely payment of contract amounts due, or disruptions in governmental support or funding tied to our services related to the Puerto Rico Early Warning System project. Additionally, Puerto Rico’s geographic location in the Caribbean makes it highly susceptible to hurricanes, tropical storms, earthquakes, and other natural disasters. These events can severely damage infrastructure, disrupt power and telecommunications, and hinder our ability to deliver contracted services in a timely and effective manner. The increasing frequency and intensity of such events, potentially driven by climate change, heightens the risk of prolonged service interruptions or inability to meet contractual obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

Item 6. Exhibits.

10.4

First Amendment to Term Loan and Security Agreement, dated May 9, 2025 among Genasys Inc., Evertel Technologies, LLC, Zonehaven LLC, Genasys Puerto Rico, LLC, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent.

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Cassandra L. Hernandez-Monteon, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer and Cassandra L. Hernandez-Monteon, Principal Financial Officer.*

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

GENASYS INC.

Date: August 14, 2025	By:	/s/ Cassandra L. Hernandez-Monteon
Cassandra L. Hernandez-Monteon, Chief Financial Officer
(Principal Financial Officer)