Form 10-K
period 2025-09-30
Genasys Inc.
filed 2025-12-15
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $66.9 million based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

45,193,561 shares of common stock, par value $0.00001 per share, as of December 5, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, or the information included in an amendment to this report filed with the Commission, in either case, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. Such definitive proxy statement or amendment will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2025.

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

Item 1. Business.

Overview

We are a global provider of Protective Communications™ (“Protective Communications”) solutions, including our Genasys Protect™ software platform (“Genasys Protect”) and Long Range Acoustic Device® (“LRAD®”) hardware products. Our unified software platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. Genasys’ customers use this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

LRAD by Genasys products broadcast audible voice messages with exceptional clarity from close range out to 5,000 meters. We have a history of successfully delivering innovative products, systems, and solutions for mission critical situations, pioneering the Acoustic Hailing Device (“AHD”) market with the introduction of LRAD in 2002, creating the first multi-directional, voice-based public safety mass notification systems in 2012, and the first AHDs with a digital interface for remote operations in 2023. Building on our proven, best in class, and reliable solutions, we offer the first and only unified, end-to-end Protective Communications platform.

Background

Genasys entered the Protective Communications market following the October 2000 attack on the USS Cole, which led to the development of LRAD products capable of communicating to and determining the intent of potential threats from a safe distance. LRAD products broadcast audible alert tones and exceptionally intelligible voice messages in a focused 30° beam over long distances to specific targets. LRADs were quickly embraced by the U.S. Navy and then other domestic military branches, federal agencies, and police departments, and then throughout the world. By using long-range communication to initiate and manage the escalation of force, LRAD products provide a better non-kinetic solution for resolving potentially dangerous or hostile situations.

With devices capable of broadcasting audible alerts and notifications with exceptional vocal clarity over long distances, Genasys engineers enhanced the Company's Protective Communications technology to innovate a new generation of mass notification speaker systems. Most legacy outdoor mass notification systems are sirens, but have limited, if any, audible voice broadcast capability. Genasys’ advanced mass notification systems feature the industry's highest Speech Transmission Index (“STI”), large directional and omni-directional broadcast coverage areas, and an array of options that are designed to enable continued operations when power and telecommunications infrastructure goes down.

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

Today, the fastest, most direct way to share vital information is often through cell phones and computers. In response to a world where communication methods are becoming increasingly digital and mobile, Genasys expanded its platform to include multiple software-as-a-service (“SaaS”) solutions. These solutions include zone-based evacuation resources, integrated mass notification networks powered by Genasys command-and-control software, a mobile-ready, secure, communication collaboration platform, and the Company’s National Emergency Warning System (“NEWS”) solution that works with mobile carriers to send emergency communications to the public with no opt-in required. These SaaS solutions can be used to disseminate critical alerts and information through text messages, emails, voice calls, push notifications, social media, speaker systems, and other delivery methods. In 2023, Genasys integrated and rebranded these solutions into what is now known as the Genasys Protect platform.

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
•
Extensive Catalog: Genasys offers multiple acoustic device and mass notification speaker options of varying ranges, sizes, weights, and colors. Similarly, we offer a variety of software alerting and notification suites, each with unique capabilities. This extensive catalog enables us to provide customized solutions designed to meet our clients' specific needs.
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
•
Pioneering Philosophy: With the introduction of LRAD in 2002, Genasys created the AHD market. Genasys continues to develop life safety communication solutions by innovating and enhancing the emergency warning and mass notification industry’s only unified Protective Communications platform - Genasys Protect.

Looking Forward:

•
Acquisitions: In October 2023, we completed the acquisition of Evertel Technologies, LLC (“Evertel”), a fully Criminal Justice Information Services (“CJIS”) compliant, cross agency collaboration software solution designed specifically for emergency managers and first responders. In Fiscal 2021, we completed acquisitions of Zonehaven, a software-based evacuation and repopulation management platform, and the assets of Amika Mobile, a physical security information management company. These acquisitions, along with the January 2018 addition of Genasys Spain, expanded Genasys’

strong suite of software solutions. We may consider strategic acquisitions in the future, particularly in the SaaS industry, as opportunities arise and if they are consistent with our business objectives and our capital positions.
•
Team Expansion: Along with new businesses, we intend to continue to invest in new engineering, sales, marketing, production, and quality assurance talent to support Genasys’ expected growth.
•
Market Expansion: By acquiring Evertel, Zonehaven, and Amika Mobile, and adding new sales and marketing personnel with connections to previously untapped markets and locations, we expect our critical communications suite to experience strong sales growth.
•
Geographical Expansion: In fiscal year 2025, Genasys continued to expand into new regions, including a substantial project to monitor 37 dams across the Commonwealth of Puerto Rico and provide early warning communications to residents living downstream during hurricanes, flooding, and earthquakes; coverage across Los Angeles County, California, and expansion with local governments and agencies across the United States.
•
R&D Facilities: Genasys’ research and development offices, located in North America and Europe, feature state-of-the art equipment and facilities that help fuel innovation. Notable features include hardware and software development laboratories, an acoustic testing chamber, and mechanical design and manufacturing facilities.
•
Continued Software Development: Increased software development and new acquisitions have expanded Genasys’ SaaS portfolio. In fiscal year 2026 and beyond, we are focused on expanding and proliferating our unified software and connected-speaker platform.
•
Hardware Development: LRAD technological advancements are anticipated to drive product enhancements in fiscal year 2026.

Software Products

The Genasys Protect Platform

The Complete Protective Communications Platform

The Genasys Protect platform provides a full suite of Protective Communications tools for many hazards, designed to provide targeted emergency communication, data-driven decision making, secure inter- and intra-agency collaboration, and more. By enabling communications with precision, speed, and clarity, Genasys Protect helps to enable preparedness, responsiveness, and collaboration to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

1.
Proven Technology: Genasys solutions have been on the front lines for more than 40 years, providing targeted communications capabilities designed to ensure the right people get the right message - right away.
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

Genasys Protect is a cloud-based SaaS solution that provides multichannel alerting, targeted communications, map-based updates, and planning and modeling designed to enable SLED and enterprise customers to send critical information to at-risk individuals or groups when an emergency occurs. Genasys Protect acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to first responders, who can in turn relay it to at-risk populations. Communications to the public can be enhanced via Genasys Acoustics - connected, voice broadcast speakers - while Genasys Protect communications among first responders and emergency personnel can be augmented and accelerated with Genasys Evertel®, formerly Genasys Connect (“Genasys Evertel”). Genasys Protect clients can create and send critical, verified, and secure notifications and messages that are geographically specific and targeted using location-based SMS, CBC mobile push, text, email, social media, TV, radio, digital displays and acoustic devices, panic buttons, desktop alerts, TV, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning System (“IPAWS”) notifications. IPAWS is the federal public notification platform for the United States, which Genasys Protect customers can use to deliver critical communications in multiple languages to specific populations.

Similarly, enterprise customers are able to send critical communications to employees, contractors, visitors, or groups based on geographic location or team status. Enterprises often use Genasys Protect to distribute targeted notifications to customers, including billing updates, downtime notices, and more. Operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations, Genasys Protect integrates with various data sources, including sensors, panic buttons, emergency services, active directories, human resources, visitor management, and building control systems to find and deliver safety alerts and notifications to residents, employees, staff, contractors, temporary workers, and visitors.

Our customers use Genasys Protect to send targeted messages based on geographic location, permitting relevant information and instructions to be sent to the appropriate populations. Emergency managers can prepare for natural or man-made disasters by developing evacuation plans that map routes, shelters, traffic control locations, and road closures. Our customers can easily share this information with the public and reduce the time it takes to execute emergency evacuations and conduct orderly repopulations. Auto-Discovery, an innovative feature of the platform, locates and connects with anyone on a wired or wireless network in a fixed area with no opt-in required. When discovered, Genasys Protect anonymizes all recipient information and data. When an emergency occurs, these tools allow Genasys Protect customers to notify at-risk groups or individuals as quickly as possible without sacrificing their privacy.

In addition to disseminating alerts and notifications, Genasys Protect uses two-way communication tools, including polls and check-ins, to receive feedback for enterprise clients. With direct feedback, operators can survey the safety and status of at-risk individuals, learn of developments, update notifications and/or instructions in response to new information, and more.

Genasys Protect also enables responding agencies to react swiftly, make collaborative decisions, and communicate event status in real time to other agencies, businesses, and the public. The use of Genasys Protect helps determine and communicate the proper scope of a response or evacuation by replacing guesswork with data-driven, zone-based intelligence. Genasys Protect enhances safety levels for first responders, communities, and large campuses by providing:

•
Intelligent zones to improve evacuation planning and communication. Genasys Protect users can build, edit, and act upon geographical location data, including shelters, facilities, and traffic;
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

Genasys Protect Public Safety Case Study

Genasys Protect coverage has expanded into cities and counties in 40 states, including the States of Oregon and New Hampshire, Los Angeles County, San Diego County, and the City of Boston to help safeguard millions of residents during severe storms, tornadoes, wildfires, flood, debris flows, tsunamis, active shooter incidents, epidemics, civil unrest, and other disasters and life safety threats. Genasys Protect is also used to communicate other critical information to the public, including road closures, power outages, storm warnings, and more.

Genasys Protect Enterprise Case Study

Two global auto manufacturers and Aramco, the world’s largest oil and gas company, rely on Genasys Protect to create, manage, and deliver geo-targeted, multichannel notifications to thousands of employees in North America and the Middle East, respectively.

Genasys Protect integrates with active directories, human resources, visitor management, and building control systems to empower enterprise customers to protect workers, traveling employees, contractors, and visitors. By adding a powerful and intuitive orchestration and management layer on top of existing physical and digital infrastructure, Genasys Protect extends the clarity, reach and range of Protective Communications.

The Genasys Evertel Platform

Genasys Evertel is a leading cross-agency, CJIS compliant, collaboration platform that streamlines and secures team and one-on-one communications for first responders and public safety agencies. With real-time intelligence sharing that exceeds regulatory privacy requirements for public agencies, Genasys Evertel’s instant communication platform empowers first responders and public safety personnel to collaborate and share information in a single space with text, videos, images, and audio from any location. Genasys Evertel provides a secure space where professionals can exchange information, make decisions, and collaborate with trust in data security. Record retention policies drive compliance that allows agencies and personnel to communicate securely.

Enabling public safety professionals to collaborate with other agencies throughout their region, state, and country, Genasys Evertel provides real-time interoperability to address critical events and crisis situations through coordinated efforts. Genasys Evertel data is protected and secured through high-level data encryption within a secure, U.S. based, government-only cloud environment.

Genasys Evertel Large-Scale Public Event Case Study

Genasys Evertel is utilized by the Newport Festivals Foundation to coordinate public safety for its annual 10-day music event in Newport, Rhode Island, which draws over 10,000 attendees daily and numerous vessels watching from the harbor. The secure and compliant cross-agency messaging platform ensures effective collaboration and consistent coordination between diverse groups, including the U.S. Coast Guard, State Police, Department of Emergency Management, local fire/police departments, and private security. By providing real-time communication, and the ability to securely share text, audio, video, and imagery, Genasys Evertel has been used by event organizers to keep performers and visitors safe during the event.

Genasys Evertel Law Enforcement and First Responders Case Study

The Mansfield Police Department in Mansfield, Texas, a suburban community of more than 73,000 residents, uses Genasys Evertel to solve communication gaps that hinder response times and deployment speed. Previously, officers who were constantly mobile struggled to receive critical updates via email or manage multiple phone calls. Genasys Evertel provides police personnel with a secure, encrypted, and compliant (CJIS, FOIA, HIPAA) messaging platform that ensures all team members receive the same real-time information simultaneously. This helps officers quickly share intelligence, including crime scene photos, and collaborate with sister agencies across North Texas to improve suspect apprehension and streamline workflow for all types of incidents.

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

Acoustics gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. Acoustics provides highly audible, clear voice messaging thousands of meters away, staying on and connected even during broad power outages and network failures. Acoustics provides networked, remotely operated devices optimized with advanced driver and waveguide technology so that voice broadcasts are clearly heard and understood above loud background noise and over long distances. Acoustics’ reliability enables a constant stream of information, providing redundancy when key infrastructure fails during critical events.

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

LRAD by Genasys

LRAD is the world’s leading AHD, with the ability to project alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,000 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed in defense, law enforcement, fire rescue, critical infrastructure protection, maritime, border, and homeland security installations and applications where clear, intelligible voice communications are essential.

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

Many SWAT teams now use LRADs for serving high risk warrants, and during hostage and barricaded suspect negotiations, active shooter situations, and other SWAT operations. LRAD systems are portable and adaptable in most any situation to provide clear voice broadcasts over long distances. By effectively communicating from safe standoff distances, LRAD helps resolve uncertain situations, safeguards operators, and protects the public.

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

Genasys Protect can be used by state, local, or national agencies to deliver emergency alerts and life safety information to residents in certain areas, regionally, or countrywide. Genasys Protect is used by state and local governments to produce data-driven zones for planning and targeted community notifications. Genasys Evertel enables real-time, inter- and intra-agency collaboration across a secure, compliant platform. Acoustics broadcasts highly audible and clear voice messaging thousands of meters away, staying on and connected even during broad power outages and network downtime.

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

Towns, Cities, Counties

Genasys Protect’s scalable mass notification software is used by communities of all sizes to issue emergency warnings, provide important instructions, and receive community feedback quickly and directly.

Genasys Protect serves communities by providing digital communications capabilities through SMS, email, social media, and other channels. In addition, Acoustics installations can be used to broadcast audible messages. During wildfires, flooding, tornadoes, hurricanes and other emergencies, power and telecom outages frequently disrupt legacy emergency warning systems. Acoustics systems are made with rugged, military-grade materials that can withstand the elements, and feature solar power, satellite connectivity, and battery backup options that enable emergency services personnel to disseminate critical information even when power and telecommunications infrastructure goes down.

Genasys Protect is used by communities and counties to create disaster response plans, track emergency events, and execute timely emergency evacuations and orderly repopulations. Genasys Protect also empowers emergency services to effectively collaborate across jurisdictions to respond quickly and efficiently to disasters. Genasys Evertel is a fully CJIS compliant solution that enables collaboration in a secure platform across or within agencies. Genasys Protect emergency services include notifications, alerts, and instructions that can be sent directly to community members through several channels, including SMS, email, mobile applications, and more. Genasys customers use the Genasys Protect citizen-facing website and mobile app to keep communities informed and updated.

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

Employees can make use of integrated panic buttons to alert Genasys users and relevant teams, further improving safety for lone workers on the move. Genasys Protect communications directed to customers keep them informed and can address even day-to-day communications such as delinquent billing. Genasys Protect also uses targeted zones to segment facilities and campuses to keep communications focused to those in need.

LRAD systems are being used for commercial security applications at large data centers, manufacturing plants, and other enterprise facilities.

Gas, Oil, Utilities

Genasys Protect integrates with a variety of industrial technologies, including gas leak sensors, 'man down' alarms, access control systems, and badge scanners for workforce safety and accountability. Genasys Protect can be used to deliver notifications to employees, contractors, visitors, and guests in corporate offices and at field sites. When integrated with human resources systems, Genasys Protect provides employee notifications, guest management systems for contractors and visitors, auto discovery alerts to anyone present on-site, and SMS opt-in for temporary enrollment to receive alerts and notifications.

Two-way enterprise-ready feedback built into Genasys Protect helps promote safety during an emergency. Genasys Protect also helps large facilities target communication by building, campus, or area. In addition to providing real-time safety alerts and notifications through multiple channels, Genasys Protect provides service outage, system maintenance, and other utility customer communications.

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

LRAD systems enhance perimeter security by providing a vital first response capability missing from observe-only integrated security installations. LRAD turns passive monitoring systems into first responders by broadcasting attention-commanding alerts, warnings, and commands to direct fishing boats away from offshore platforms and trespassers from critical infrastructure. LRAD is also integrated with avian radar systems for bird and wildlife protection. LRAD customers use these systems to humanely detect birds and other wildlife and deter them from entering hazardous areas.

Campuses

Genasys Protect unifies emergency alerting software and highly intelligible indoor/outdoor speaker systems providing multiple channels to deliver notifications, instructions, and information to students, staff, faculty, and employees. Using Genasys Protect command-and-control software, safety warnings can be delivered campus-wide across several channels, or to specific areas and student populations using select channels. Genasys Protect helps break large campuses into zones to send targeted messages when emergencies arise. Genasys Evertel enables campus security teams to communicate safely and securely and collaborate with public safety and law enforcement agencies.

LRADs are used by campus police and security to broadcast clear communications to students, visitors, and activists present on campus. Campus police rely on LRAD for communication while de-escalating tense civil protests.

Industrial Facilities

Genasys solutions provide facility managers the data and tools to initiate critical safety notifications. These notifications can be delivered throughout a facility or targeted to areas affected by industrial accidents, hazmat incidents, unauthorized entries, and other worker safety threats. Genasys Protect can send multichannel communications, and Acoustics and LRAD can broadcast messages across facilities, into distant buildings, and over loud machinery noise. Genasys Protect can also segment large industrial complexes into targeted zones for precise actions and communication.

Defense

LRADs broadcast audible warning tones and voice messages with exceptional clarity from close range to 5,000 meters, enabling operators on the ground, in vehicles, on ships, or in helicopters, to increase the decision time and distance to differentiate between security threats and non-combatants, resolve uncertain situations, respond safely, and limit the escalation of force.

First Response

Genasys Protect accelerates and optimizes emergency management and response to protect civilians and make first responders’ duties safer. Genasys Protect’s geographically tailored automated map zones enable public safety personnel to make and communicate quick decisions, and direct evacuations easily. A common operating picture accelerates information sharing among first responders and emergency managers during the initial attack phase of a disaster and beyond. This information includes traffic monitoring, road closures, disaster paths, event simulation and modeling, and more. Genasys Evertel helps law enforcement and other agencies to collaborate securely and is fully compliant with federal and state data retention guidelines.

Police and fire departments are using LRAD systems in everyday duties and elevated risk operations to issue warnings, commands, and notifications that are clearly heard and understood above crowd, engine, and background noise. Rugged, reliable, and easy to operate, LRAD systems resolve uncertain situations, safeguard the public, and protect first responders.

Stadiums and Events

Genasys Protect keeps attendees, fans, participants, and staff safe through audible broadcasts, quick decision-making, team coordination, and cohesive emergency communications that can reach everyone at an event. With Genasys Protect, event managers use voice calls, SMS messages, images, video, email, stadium Wi-Fi, IPAWS, and Wireless Emergency Alerts (“WEA”), to contact anyone in or near a stadium. Genasys Protect also helps contact individuals, without the need for opt-in, through Wi-Fi auto discovery, Acoustics, and digital signage. Satellite connected, solar powered Acoustics systems broadcast live or prerecorded voice messages over loud background noise and into buildings, even if power and telecommunications fail. Genasys Protect can also segment stadiums into zoned sections, target facilities and event buildings, and help communicate safely in emergencies.

Strategy and Market

Our products, systems and solutions continue to gain awareness and recognition through increased marketing efforts, product demonstrations, and word of mouth because of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers. We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management, enterprise safety, and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security, and critical infrastructure. Our products, systems, and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

Genasys has developed a global market for LRAD communications systems. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility, and product reliability. We plan to continue building on our AHD market leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have also built a worldwide distribution channel consisting of partners and resellers that have expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events and civil unrest require technologically advanced, multichannel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

While the mass notification markets for software and hardware are mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provide opportunities to succeed in the large and growing public safety, emergency warning, and Protective Communications markets.

In Fiscal 2026, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on Fiscal 2025 domestic defense sales by expanding and pursuing further U.S. military opportunities. We also plan to pursue both domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

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

Manufacturing and Suppliers

Manufacturing

As an ISO 9001:2015 manufacturer, we believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass-produced designs, and our manufacturing and assembly involves unique processes and materials. We contract with third-party suppliers to produce various components and sub-assemblies. In our facility, we complete the final assembly, test, and ship our products. We have refined our internal processes to improve how we design, test, and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third-party testing and certification of our products to ensure that they meet military and commercial specifications. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers

We minimize inventories and maximize the efficiency of our supply chain by having a large number of components and sub-assemblies produced by outside suppliers mainly located within 50 miles of our facility. The Company relies on one supplier for compression drivers for its LRAD products and is working to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its products could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier. We also purchase several key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact that supply chain issues and economic conditions can have on such suppliers. The fluctuations of foreign currency exchange rates could also impact our product costs. We have developed strong relationships with a number of our key suppliers. If these suppliers experience supply chain issues, quality problems or part shortages, our production schedules could be significantly delayed, or our costs could significantly increase.

Sales and Marketing

We market and sell products and services through our salesforce based in Alabama, California, Delaware, Florida, Idaho, Nevada, New York, North Carolina, Oregon, Texas, Utah, Wisconsin, Spain, United Kingdom, and the U.A.E. Our corporate and administrative offices are located in San Diego, California.

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

We have built a global reputation for providing high quality, innovative voice broadcast systems and mobile alert solutions that have made Genasys and LRAD internationally recognized product brands. We actively promote our brands and products through our website, social media, podcasts, trade shows, media journals and publications, and advertising. We intend to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2025, one customer accounted for 32% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2024, one customer accounted for 18% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations, and cash flow.

Partnerships

We partner with leading businesses to market our solutions, integrate our software for feature enhancement, and to provide additional channels to drive sales. Our partnerships include Esri, Intterra, First Due, Tablet Command, Waze, the NOAA, and more.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $60.0 million as of September 30, 2025 largely related to one customer, compared with $40.3 million as of September 30, 2024. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Competition

A number of large companies currently have a substantial share of the emergency response and mass notification market. We are competing against established competitors that have greater resources and have successfully penetrated the market, and we expect to confront pricing pressures, which may negatively impact our overall margins.

Nevertheless, our technologies and products compete with those of other companies. Our LRAD and Acoustics systems are part of the commercial and government audio industry and mass notification markets that are fragmented and include numerous manufacturers with products that vary widely in price, quality, and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, and our responsiveness to customers and the ability to meet their needs. We believe the quality, reliability, and superior performance of our products, which have been developed by incorporating feedback from our customers and our desire to provide the highest quality products, also provide us with competitive advantages.

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

In the more mature and established critical communications and event management software markets, we compete against several competitors, including Everbridge, OnSolve, Rave Alert, and others. We believe our ability to unify sensors and IoT inputs with the multichannel, multiagency dissemination of geolocation-targeted alerts, notifications and instructions before, during, and after public safety and enterprise threats, critical events, and other crisis situations, gives us competitive advantages against these established organizations. Our reliable, fast, and intuitive solution for sending warnings and information via location-based SMS, CBC, mobile push, text, email, social media, TV, radio, digital displays, sirens and speaker arrays, and our platform’s compatibility with major emergency warning protocols, including IPAWS, WEA, and others, provide additional competitive advantages. We believe the domestic and international markets for public safety, emergency warning, and critical communications are substantial and growing.

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

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we seek patent protection on important technological improvements that we make. We file patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, we disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety. In addition to relying on issued patents and patent filings, we also file for trade name and trademark protection when appropriate. We are the owner of several registered trademarks.

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

For the fiscal years ended September 30, 2025 and 2024, we spent approximately $8.1 million and $9.6 million, respectively, on company-sponsored research and development. Future levels of research and development expenditure will vary depending on the timing of further new product development and the availability of funds to carry out additional research and development on currently owned technologies or in other areas.

Human Capital

As of September 30, 2025, we employed a total of 187 full-time employees, of which 109 were located in the United States and 78 were located internationally. Our full-time employees as of such date included: 86 in engineering, 27 in production, quality assurance and materials control, 20 in general and administrative and 54 in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

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

We were incorporated initially in Utah in 1980. We changed our jurisdiction of organization from Utah to Delaware in 1992. Our address is 16262 West Bernardo Drive, San Diego, California, 92127, our telephone number is 858-676-1112, and our website is located at www.genasys.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

In fiscal year 2025, one customer accounted for 32% of revenues and no other customers accounted for more than 10% of revenues. In fiscal year 2024, one customer accounted for 18% of revenues, and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers, and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases under these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

We may need additional capital for growth.

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so, or may be able to do so only on terms unfavorable to us. Principal factors that could affect the availability of our internally generated funds include:

•
failure of sales to, or delays in payment from, customers in the government, military, and commercial markets to meet planned projections;
•
government spending levels impacting sales of our products;
•
political or economic uncertainty;
•
foreign currency fluctuations;
•
working capital requirements to support business growth;
•
our ability to control spending;
•
our ability to integrate future acquisitions;
•
management of new business opportunities;
•
introduction of new competing technologies;
•
product mix and effect on margins; and
•
acceptance of our existing and future products in existing and new markets.

Should we require additional funds, general market conditions or the then-current market price of our common stock may not support equity or debt capital raising transactions and any such financing may require advance approval of our stockholders under the rules of the NASDAQ Capital Market. As a result of the size of our public float, we are limited in our ability to raise significant equity capital in a public offering. Our ability to obtain financing may be further constrained by prevailing economic conditions. We may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate. If we raise additional funds by selling additional shares of our capital stock or securities convertible into or exercisable for common stock (assuming we are able to obtain additional financing), the ownership interest of our stockholders will be diluted, which could have a material negative impact on the market value of our common stock. If we raise additional funds through debt financing, the terms of such financing may not be favorable to us, and may also restrict our strategic or operational flexibility.

Risks related to global economic instability, including global supply chain issues, inflation, labor costs, and fuel and energy costs, may affect the Company’s business.

The volatile global economic environment has created market uncertainty. A slowdown in the financial markets or other economic conditions, including but not limited to global supply chain issues, inflation, fuel and energy costs, freight costs, lack of available credit, sovereign debt crises, interest rates, and tax rates, may adversely affect the Company’s growth and profitability. Fluctuation of prices and availability of commodities and materials used in the manufacture of our products may affect the cost of operations. In addition, increasing wage inflation and challenges hiring qualified personnel may impact our ability to meet customer demand. While we expect the impacts of market uncertainty and inflation could have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

We have experienced cybersecurity incidents in the past, though none have materially impacted our Company, including our operations or financial condition. There can be no guarantee that future cyberattacks or incidents will not materially impact our Company generally or our IT Systems or data or that of critical service providers specifically. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Those risks include data security incidents, cybersecurity events, data breaches, ransomware attacks or other compromises of the IT Systems that we or our vendors use to provide services or process data on our behalf, which may lead to compromised network security and misappropriation or compromise of our information, our customer’s information or that of third parties, to system disruptions or to shutdowns. Cyberattack actors include criminal hackers, hacktivists, and state-sponsored intrusions, and may involve industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties.

Our products, services and systems may be used in critical government, company, customer or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data and personal information of employees, customers and others. In our command-and-control software systems, we process, store and transmit data provided by our customers, which is vital to our customer’s businesses and operations and may include sensitive and personal data. We also manage, store, transmit and otherwise process various sensitive personal or confidential data related to our company and our employees in the regular course of business. Successful breaches, employee malfeasance or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss or destruction of government company, customer or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through distributed denial-of-service attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could interfere with the operation of such systems. Given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks, infrastructure and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively guarantee patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ systems and data.

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

We have current government contracts, and our future growth is dependent, in large part, on continued sales to U.S. and international governments and businesses that sell to governments, which in turn are dependent on adequate government funding. In this context, we note a recent decline in federal funding in the United States.

In fiscal year 2025, direct and indirect sales to the U.S. government accounted for approximately 56% of our total net sales, compared with 29% of our total net sales in fiscal year 2024. Changes in defense and other government spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations, including, for example, our recently received LRAD order for CROWS, are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including domestic political conditions, geopolitical events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints or Congressional delays in passing the federal budget. Similar issues apply to sales to international governments. Furthermore, we have no assurance that military interest in communication devices to minimize unnecessary use of force will continue or will provide future growth opportunities for our business.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have on occasion experienced delays in contract awards which affect our future revenues as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or to provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could result in delays or cancellations of key programs or during extended government shutdown periods, the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results.

A decline in, and delays in the receipt of, federal funding is currently impacting many of our software and hardware customers, and may lead to a reduction in demand for our products. FEMA funding freezes and related uncertainty has recently introduced friction in procurement across multiple jurisdictions. Ongoing uncertainty regarding funding policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor federal funding developments, the ultimate impact of these risks remains uncertain and any prolonged governmental funding shortfalls could materially and adversely affect our business, results of operations, financial condition and prospects.

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

International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.

Beginning in our fiscal year 2025, significant new and expanded tariffs, reciprocal tariffs and other trade restrictions have been imposed with selective tariff exemptions impacting global trade.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff policies, trade restrictions and macroeconomic uncertainty have and may continue to contribute to volatility in the price of our common stock.

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

Since early 2018, we have completed several acquisitions, including Genasys Spain, Amika Mobile assets, Zonehaven and most recently Evertel. Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions. We may not realize the intended benefits of these acquisitions, or the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate these businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that these businesses, or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations, and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Potential customers for our products, including government, military, and emergency response agencies, may be influenced by claims or perceptions that long-range hailing devices are unsafe or may be used in an abusive manner. These claims have been voiced and exploited by third parties in the past, including on network television and social media. Such claims or perceptions, which we believe are unsubstantiated, could reduce our product sales and harm our reputation.

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

We may not successfully expand our position in the mass notification market, and our margins may be affected.

The emergency response and mass notification market is substantial and projected to grow globally over the near future. Our sales strategy for fiscal year 2026 and beyond is to increase our share of the growing emergency response and mass notification market with our Protective Communications solutions. However, we may be unable to do so as a result of competition or otherwise.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. As of September 30, 2025, we had a warranty reserve of $62 thousand. While our warranty experience with our product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $1.3 million as of September 30, 2025. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

We may face wrongful death, personal injury and other product liability claims that may result in significant costs, harm our reputation and adversely affect our operating results and financial condition.

While our hardware products have been engineered to reduce the risk of damage to human hearing or human health, we could be exposed to claims of hearing damage if the product is not properly operated. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of various legal theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of defects in or misuse of our hardware or software products, including allegations that such products failed to protect lives.

Our software collects real-time information on developing and active emergency situations and can create alerts, warnings, notifications and instructions to be disseminated and relayed as directed or programmed by our customers, which include governments and first responders. Potential misunderstandings regarding the role of our software in disseminating important alerts and information to at-risk populations may lead to product liability, negligent design, personal injury, and in some severe cases, wrongful death claims being brought against us. See also “Item 3. Legal Proceedings.”

Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may also become too costly for us or may become unavailable to us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance, which would materially and adversely affect our operating results and financial condition.

Even if without merit, any lawsuits brought against us could result in significant costs, negative publicity, diversion of management time and resources and adverse outcomes, including settlements, judgments, penalties or required changes to business practices. The frequency and magnitude of such claims may increase as we expand into new markets and introduce new products or features. The outcome of any proceeding is inherently uncertain, and we may not be able to estimate reasonably the likelihood or range of potential loss.

Our international operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates, and changes in regulations that govern international transactions.

We sell our products worldwide. In fiscal years 2025 and 2024, revenues outside of the U.S. accounted for approximately 17% and 30% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

Current conflicts around the world, including Ukraine and the Middle East, and related sanctions have damaged and disrupted, and could continue to damage or disrupt, international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of these conflicts or the impact of sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell, ship products, collect payments, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and could result in supply disruptions and logistics restrictions, including closures of air space. Given the evolving nature of these conflicts, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of these conflicts could have an effect on our business, financial condition, and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

Our products are made from a wide range of materials and have a large number of components and sub-assemblies (including semiconductors and other electronic components) produced by numerous outside suppliers around the world. Because not all of our supply arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. For example, we rely on one supplier for compression drivers for our LRAD products. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including pandemic related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation, all of which could continue or escalate in the future. The effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate these risks. If these disruptions occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operations, and financial position.

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

Our short-term liquidity may be materially adversely affected by administrative complexities surrounding the disbursement of funds under our Puerto Rico Early Warning System project. Furthermore, our ability to receive the full benefits of such project could be materially and adversely affected by the economic, governmental, and environmental conditions in Puerto Rico and by natural disasters impacting our operations or delivery of products in a timely manner.

As a result of administrative complexities surrounding the approval process within the authority responsible for electricity generation, distribution and transmission in Puerto Rico, which is responsible for requesting disbursement of funds from FEMA, we have recently experienced delays in receiving payments under our contract to provide the Puerto Rico Electric Power Authority with an Emergency Warning System (the “ Puerto Rico Early Warning System Project”). A continuation or exacerbation of these delays could materially adversely affect our liquidity position in the short term.

Furthermore, Puerto Rico’s ongoing fiscal challenges, including government debt restructuring, austerity measures, and political instability, may result in regulatory uncertainties, delays in contract execution, delays in timely payment of contract amounts due, or disruptions in governmental support or funding tied to our services related to the Puerto Rico Early Warning System Project. Additionally, Puerto Rico’s geographic location in the Caribbean makes it highly susceptible to hurricanes, tropical storms, earthquakes, and other natural disasters. These events can severely damage infrastructure, disrupt power and telecommunications, and hinder our ability to deliver contracted services in a timely and effective manner. The increasing frequency and intensity of such events, potentially driven by climate change, heightens the risk of prolonged service interruptions and inability to meet contractual obligations.

If the government of Puerto Rico is unable to maintain essential public services, or fund projects we are engaged in, including the Puerto Rico Early Warning System Project, or if future weather events or other disasters impair our operations or supply chain, we may face significant challenges in meeting our performance obligations, which could result in penalties, , including under our agreement with the Puerto Rico Electric Power Authority, reputational harm, or loss of future business, and we may not timely achieve the anticipated benefits related to the project. Any of these factors could materially adversely affect our business, results of operations, and financial condition.

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
•
unpredictable volume and timing of customer orders;
•
gains or losses of significant customers, distributors or strategic relationships;
•
market acceptance of and changes in demand for our products or products of our customers;
•
the availability, pricing, and timeliness of delivery of components for our products and original equipment manufacturers (“OEMs”) products;
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
•
increased competition in this market; and
•
general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

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

The agreements governing our Term Loans impose financial and operating restrictions on us and any failure to meet our payment or other obligations under our Term Loans could have a material adverse effect on us, including permitting the lenders under our Term Loans to foreclose on, and acquire control of, substantially all of our assets.

On May 13, 2024, we entered into a term loan and security agreement (the “Loan Agreement”), pursuant to which we received $14.7 million in cash proceeds in exchange for a $15 million term loan (the “Close Date Term Loan”) and the issuance of warrants to purchase up to 3,068,182 shares of our common stock. On May 9, 2025, we entered into a First Amendment to Term Loan and Security Agreement, pursuant to which the lenders under the Loan Agreement (the “Lenders”) agreed to extend an additional term loan to us in the aggregate principal amount of $4 million (the “First Amendment Term Loan” and with the Close Date Term Loan, the “Term Loans”) and provide a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4 million.

Our Term Loans impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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
•
adopt certain benefits plans.

Our Term Loans also require us to achieve and maintain compliance with a minimum liquidity covenant. A breach of any of these restrictive covenants or the inability to comply with the financial metrics could result in a default under our Term Loans. Further, our Term Loans are jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our Term Loans are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due or comply with other obligations and covenants under our Term Loans, the lenders under our Term Loans will have the right to proceed against these pledged capital stock and take control of substantially all of our assets.

Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.

Our Term Loans may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing to achieve and maintain compliance with specified financial criteria under our Term Loans. We may not be able to access additional capital resources due to a variety of reasons, including the restrictive covenants in our Term Loans and the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition, operating results, and future growth prospects could be materially adversely affected.

Our indebtedness could expose us to interest rate risk to the extent of our variable rate debt.

Our Term Loans provide for interest to be calculated based on the prime rate, the federal funds rate and/or the secured overnight financing rate. While the Federal Reserve lowered interest rates slightly during 2025, future increases in benchmark rates would raise the interest rates applicable to our Term Loans. Any such increases would result in higher interest expense and could materially adversely impact our operating results, liquidity, and cash flows.

If our goodwill is impaired, we will record a non-cash charge to our results of operations and the amount of the charge may be material.

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States. The estimated fair value of our goodwill could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to our market capitalization. In the future, we may need to reduce the carrying amount of goodwill by taking a non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

Risks Related to Our Capital Stock

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2025, we had outstanding options granted to our employees, consultants, advisors, and directors to purchase 3,999,116 shares of our common stock and we had 277,342 restricted stock units outstanding. As of September 30, 2025, the exercise prices for the options ranged from $1.70 to $6.87 per share. We also have outstanding warrants to purchase 3,068,182 shares of our common stock at an exercise price of $2.53, which warrants will expire May 14, 2029. The issuance of shares of common stock upon the exercise of outstanding options and warrants and the release of outstanding restricted stock units could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

General Risk Factors

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2025, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

Our cybersecurity risk management program applies information and direction from industry-recognized cybersecurity frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 (CSF), specifically the NIST 800-171, the Department of Defense Cybersecurity Maturity Model Certification (CMMC) Level 2, Sarbanes Oxley (SOX), and Services Organization Controls (SOC) 2. Risks from cybersecurity threats associated with the Company’s use of third-party service providers are managed through vendor assessments and SOC 2 report requests, designed to ensure that our partners adhere to strict cybersecurity standards.

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

Management Role

The Director of IT leads the day-to-day management of cybersecurity at Genasys, supported by a team of two IT professionals with a combined 45 years of IT and cybersecurity experience. This team handles ongoing risk assessments, manages threat detection through our SOC and Security Information and Event Management (SIEM), ensures compliance with industry regulations, and informs executive management about ongoing efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. This may include briefings from internal security personnel; sharing publicly or privately available threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and forwarding alerts and reports produced by network monitoring and security tools we deploy. Management also ensures that employees and contractors undergo quarterly cybersecurity training and phishing simulations, as part of a comprehensive awareness program.

Item 2. Properties

Our executive offices, sales, research and development and production facilities for all our Protective Communications, including Genasys Protect and LRAD, are located at 16262 West Bernardo Drive, San Diego, California. The lease of 55,766 square feet commenced July 1, 2018 and expires August 31, 2028. The aggregate monthly payments, with abatements, are $89 thousand, $92 thousand and $94 thousand per month for the eighth through tenth years of the lease, respectively, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

Item 3. Legal Proceedings

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

On November 19, 2025, Gerry Darden, individually and as representative of the estate of Stacey Darden, filed a lawsuit in Los Angeles Superior Court against the Company, Southern California Edison Company, and Edison International related to the wildfire that occurred in early January, 2025 in the Eaton Canyon/Altadena area of Los Angeles County. In the complaint, the plaintiff alleges products liability and negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. As of the date of this Annual Report on Form 10-K, the Company has not been served the complaint and cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on the NASDAQ Capital Market under the symbol “GNSS.”

Holders

We had 45,193,561 shares of our common stock issued and outstanding held by 911 holders of record as of December 5, 2025.

Dividends

There were no dividends declared or paid during the years ended September 30, 2025 and 2024. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Our Term Loans restrict our ability to pay dividends.

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

Overview

We are a global provider of Protective Communications solutions including our Genasys Protect software platform and LRAD by Genasys hardware products. Our unified software platform receives information from a wide variety of sensors and IoT inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

LRAD products provide audible voice messages with exceptional vocal clarity from close range out to 5,000 meters. We have a history of successfully delivering innovative systems and solutions in mission critical situations, pioneering the AHD market with the introduction of LRAD in 2002, creating the first multidirectional voice-based public safety mass notification systems in 2012, and the first AHDs with a digital interface for remote operation in 2023. Building on our proven, best in class, and reliable solutions and systems, we offer the first and only unified, end-to-end Protective Communications platform.

Recent Developments

Business developments during fiscal year 2025:

•
Received $9 million in LRAD system orders for Common Remotely Operated Weapon Stations (CROWS)
•
Initiated deliveries and installation of hardware for the Puerto Rico Early Warning System Project
•
Awarded a four-year contract by the Maui Emergency Management Agency to provide Genasys Protect and AI-powered traffic management solutions by Ladris to the island of Maui
•
Received a four-year contract from Los Angeles County to provide Genasys Protect alerting and evacuation management software services
•
Expanded the Board of Directors to include new independent director R. Rimmy Malhotra
•
Appointed Cassandra Hernandez-Monteon as Interim Chief Financial Officer
•
Entered into a partnership with FloodMapp to combine dynamic emergency management and flood preparedness
•
Entered into the First Amendment to Term Loan and Security Agreement to obtain $4 million First Amendment Term Loan

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

In fiscal year 2026, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal year 2025 domestic defense sales by expanding and pursuing further U.S. military opportunities. We also plan to pursue domestic and international emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

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

We have been affected by price increases from our suppliers and logistics and other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through September 30, 2025, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

In addition, the United States has recently experienced a decline in federal funding. Changes in defense and other government spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations, including, for example, our recently received LRAD order for CROWS, are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including domestic political conditions, geopolitical events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints or Congressional delays in passing the federal budget.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have on occasion experienced delays in contract awards which affect our future revenues as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or to provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could result in delays or cancellations of key programs or during extended government shutdown periods, the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

We derive our revenue from the sale of products and services to customers, contracts, license fees, other services, and freight. We sell our products and services through our direct sales force and through authorized resellers and system integrators. We recognize revenue for goods, including software, when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company, and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

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

Long-Term Contracts - Over-Time Revenue Recognition Using Input Cost Measures

We recognize revenue for our Puerto Rico Early Warning System Project over time in accordance with ASC 606-10-25-27(c), using a cost-to-cost input method that includes a zero-margin approach for uninstalled materials. As hardware costs are incurred, we record an equal amount of revenue, resulting in zero margin. We then measure overall project progress by comparing labor costs incurred to total estimated labor costs, excluding hardware from the calculation. This labor-based percentage of completion is applied to determine both the portion of hardware margin to be recognized on previously recorded zero-margin hardware and the amount of non-hardware revenue to record for the period.

Perpetual Licensed Software

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of, or has the ability to take immediate possession of, the software and the software key. Perpetual software licenses can include one-year maintenance and support services. In addition, we sell maintenance services on a stand-alone basis and are therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which the maintenance relates.

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

Multiple Performance Obligations within an Arrangement

We have entered into a number of multiple performance obligations within an arrangement, such as when selling a product or perpetual licenses that may include maintenance and support (included in the price of the perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, we deliver software development services bundled with the sale of software. In an arrangement with multiple performance obligations, we allocate the fair value of each element within the arrangement, including software and software-related services such as maintenance and support, using the known stand-alone selling price, or if unknown, an expected cost-plus margin approach to determine the stand-alone selling price. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are observable.

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

Share-Based Compensation

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

Allowance for Doubtful Accounts for Expected Credit Losses

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

Valuation of Inventory

Our inventory is comprised of raw materials, assemblies, and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value.

Valuation of Intangible Assets

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

Valuation of Goodwill

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

Accrued Warranty

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

Deferred Tax Asset

We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of September 30, 2025, we do not believe that it is more likely than not that our deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheet. Utilization of the net operating loss (“NOL”) carryforwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control. In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the ability to recover deferred tax assets. We will continue to evaluate the ability to realize our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and will adjust the valuation accordingly.

Fair Value of the Term Loan and Warrant Liabilities

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

Business Combination

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

Segment and Related Information

We are engaged in the design, development, and commercialization of critical communications hardware and software solutions designed to alert, inform, and protect people. The Company operates in two business segments. Hardware and Software and its principal markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Chief Executive Officer, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill, and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 19, Segment Information, in our consolidated financial statements for further discussion.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2025 and 2024

All dollar amounts presented in this section are in thousands. The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in thousands of dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Years Ended
	September 30, 2025		September 30, 2024
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product revenue	$28,455	69.8%	$14,384	59.9%	$14,071	97.8%
Contract and other	12,302	30.2%	9,624	40.1%	2,678	27.8%
Total revenues	40,757	100.0%	24,008	100.0%	16,749	69.8%

Cost of revenues	23,801	58.4%	13,819	57.6%	(9,982)	(72.2)%
Gross Profit	16,956	41.6%	10,189	42.4%	6,767	66.4%

Operating expenses
Selling, general and administrative	25,660	63.0%	27,261	113.5%	1,601	5.9%
Research and development	8,106	19.9%	9,644	40.2%	1,538	15.9%
Total operating expenses	33,766	82.8%	36,905	153.7%	3,139	8.5%

Loss from operations	(16,810)	(41.2%)	(26,716)	(111.3%)	9,906	37.1%

Other expense, net	(1,183)	(2.9%)	(5,419)	(22.6%)	4,236	78.2%

Loss before income taxes	(17,993)	(44.1%)	(32,135)	(133.9%)	14,142	44.0%
Income tax (benefit) expense	119	0.3%	(405)	(1.7%)	(524)	(129.4%)
Net loss	$(18,112)	(44.4%)	$(31,730)	(132.2%)	$13,618	42.9%

Net revenue
Hardware	$31,839	78.1%	$16,668	69.4%	15,171	91.0%
Software	8,918	21.9%	7,340	30.6%	1,578	21.5%
Total net revenue	$40,757	100.0%	$24,008	100.0%	$16,749	69.8%

US v International Revenue
US Revenue	$33,922	83.2%	$16,888	70.3%	17,034	100.9%
International Revenue	6,835	16.8%	7,120	29.7%	(285)	(4.0%)
Total	$40,757	100.0%	$24,008	100.0%	$16,749	69.8%

Revenues

Revenues increased $16,749 for fiscal year 2025, compared with fiscal year 2024 including a $15,171 increase in hardware revenue and a $1,578 increase in software revenue compared with the prior fiscal year. Higher hardware revenue was largely due to higher backlog at the start of the fiscal year which included revenue from the Puerto Rico Early Warning System Project. Fiscal year 2025 revenue included $13,211 from this project, of which $108 was related to software, where fiscal year 2024 revenue did not include any revenue from this project. The increase in software revenue in fiscal year 2025 is primarily due to growth in recurring SaaS revenue. As of September 30, 2025, we had aggregate deferred revenue and prepayments from customers in advance of product shipment of $25,412. The receipt of orders will often be uneven due to the timing of customers’ approval or budget cycles.

Gross Profit

Gross profit for fiscal year 2025 increased $6,767, compared with fiscal year 2024. The increase in gross profit was primarily due to higher revenues driven by the hardware segment. Gross margin as a percentage of sales was 41.6% in fiscal year 2025, compared with 42.4% in fiscal year 2024. The lower gross margin percentage in fiscal year 2025 reflects the revenue recognition pattern for the early-stage Puerto Rico Early Warning System Project. Hardware revenue for this project is recognized at zero margin until installation activities progress, and a significant portion of the hardware delivered in 2025 had not yet reached the installation stage. Software margins were slightly higher at 58.8% compared to 54.5% in fiscal year 2024.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1,601, or 5.9%. The decrease was primarily due to a reduction in professional services expense of $1,243, a decrease in marketing expenses of $532, the receipt in fiscal year 2025 of $525 of COVID employer tax credits for fiscal year 2020 and fiscal year 2021, and a decrease in travel expenses of $228, offset by an increase in commission expense of $177 and an increase in consulting expense of $144.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses of $1,418 and $1,378 for fiscal years 2025 and 2024, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential business opportunities. Commission expense will fluctuate based on the nature of our sales.

Research and Development Expenses

R&D expenses decreased by $1,538, or 15.9%, primarily due to a decrease in employee expenses of $920, of which $288 resulted from COVID employer tax credits received in fiscal year 2025 for fiscal year 2020 and fiscal year 2021, and the capitalization of software development costs of $500 in fiscal year 2025 related to the Puerto Rico Early Warning System Project.

We incurred non-cash share-based compensation expenses allocated to research and development expenses of $170 and $207 for the fiscal years 2025 and 2024, respectively.

Other Expense, net

Other expense, net, decreased by $4,236. This decrease was primarily driven by a reduction in the fair value of the warrants issued in connection with the Close Date Term Loan of $6,585, offset by an increase in the fair value of the Term Loans of $1,905.

Net Loss

The net loss of $18,112 for fiscal year 2025 was a decrease of $13,618 compared with the net loss of $31,730 in fiscal year 2024.

Other Metrics

We monitor a number of financial and operating metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions, including the following key metrics. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

Non-U.S. GAAP Financial Measure: Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define EBITDA as net income (loss) before interest income, interest expense, income tax expense (benefit), and depreciation and amortization expense. We define adjusted EBITDA as EBITDA further adjusted for share-based compensation, fair value measurements of our Term Loans and warrants, and other items that we do not consider indicative of our core operating performance.

EBITDA and Adjusted EBITDA are measures used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding allocation of capital, and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the intangible assets that are amortized and property and equipment that is depreciated, will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacement or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net income, and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Years ended
	September 30,
	2025	2024
Net loss	$(18,112)	$(31,730)
Interest income	285	237
Interest expense	1,575	603
Income tax expense (benefit)	119	(405)
Depreciation and amortization	2,779	2,929
EBITDA	(13,924)	(28,840)
Non-GAAP adjustments
Share-based compensation	1,663	1,652
Change in fair value of Term Loans and warrants	730	(3,950)
Other non-recurring expense*	623	1,103
Adjusted EBITDA	$(12,368)	$(22,135)

* Other non-recurring expense consists of loss on term loan issuance, one-time legal fees and consulting fees, which we do not consider indicative of ongoing operations.

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

	Software				Hardware
	Years ended				Years ended
	September 30,		Fav (Unfav)		September 30,		Fav (Unfav)
	2025	2024	$	%	2025	2024	$	%
Revenue	$8,918	$7,340	$1,578	21.5%	$31,839	$16,668	$15,171	91.0%
Operating (loss) income	(11,883)	(14,898)	3,015	20.2%	(4,927)	(11,818)	6,891	58.3%
Net income (loss)	(11,765)	(14,433)	2,668	18.5%	(6,347)	(17,297)	10,950	63.3%

Reconciliation of U.S. GAAP to Non-GAAP
Other (income) expense, net	(116)	(3)	113	3,766.7%	1,299	5,422	4,123	76.0%
Income tax expense (benefit)	(2)	(463)	(461)	(99.6%)	121	58	(63)	(108.6%)
Depreciation and amortization	2,421	2,535	114	4.5%	358	394	36	9.1%
Share-based compensation	319	487	168	34.5%	1,344	1,165	(179)	(15.4%)
Adjusted EBITDA	$(9,143)	$(11,877)	$2,734	23.0%	$(3,225)	$(10,258)	$7,033	(68.6%)

Software Segment

Software segment revenue increased $1,578, or 21.5%, compared to the prior fiscal year. Both recurring revenue and non-recurring revenue increased 21.5% and 20%, respectively, compared with the prior fiscal year.

Operating loss improved by $3,015 for fiscal year 2025 compared to fiscal year 2024, primarily driven by an increase in gross profit of $1,243 and a reduction in operating expenses, including a decrease of $500 as a result of the capitalization of direct labor for the Puerto Rico software development, and reductions of $456 in marketing cost, $418 in employee related compensation, $262 in professional services expense, and $193 in commission expense.

Hardware Segment

Hardware segment revenue increased $15,171, or 91.0%, compared to the prior fiscal year. The increase was largely driven by increases of $13,103 from the Puerto Rico Early Warning System Project.

Operating loss was $4,927 in the current fiscal year, compared to $11,818 in the prior fiscal year, an improvement of $6,891. The improvement was primarily driven by an increase in revenue combined with a reduction in operating expenses including a reduction of $1,167 in professional services expense and $163 in prototype spending.

Liquidity and Capital Resources

All dollar amounts presented in this section are in thousands.

Cash and cash equivalents as of September 30, 2025 were $7,969, compared with $4,945 as of September 30, 2024. In addition, we had $70 in short-term marketable securities as of September 30, 2025, compared with $7,945 as of September 30, 2024. We had no long-term marketable securities as of September 30, 2025, compared with $249 in long-term marketable securities as of September 30, 2024. We also had restricted cash of $585 as of September 30, 2025 and $345 as of September 30, 2024. On October 4, 2023, we completed an underwritten public offering of 5,750,000 shares of our common stock at a public offering price of $2.00 per share. We received gross proceeds of approximately $11,500 from the offering, before underwriting discounts and commissions and offering expenses of $1,051. We have used the net proceeds of the offering for general corporate purposes, including funding organic growth, working capital, capital expenditures, and continued research and development with respect to products and technologies, as well as costs related to post-closing integration with our business and research and development activities related to the integrated business. Other than cash, proceeds from the underwritten public offering, and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

Loan Agreements

On May 13, 2024, we entered into the Loan Agreement, pursuant to which we received gross proceeds of $15,000, before generating professional expenses of $1,121 related to the Close Date Term Loan. The principal of the Close Date Term Loan is

$15,000 and is payable upon maturity on May 13, 2026. We are required to make quarterly interest payments on the Close Date Term Loan, and may elect to pay quarterly interest on the Close Date Term Loan based on the three-month Secured Overnight Financing Rate (“SOFR”) plus five percent (5%) in cash or we may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of our common stock. We may voluntarily redeem the Close Date Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value.

On May 9, 2025, we entered into a First Amendment to Term Loan and Security Agreement (the “First Amendment”), which amended the terms of the Loan Agreement. Pursuant to the First Amendment, the Lenders agreed to (i) extend the First Amendment Term Loan to the Company in the aggregate principal amount of $4,000, and (ii) provide a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4,000 (the “Additional Term Loan”). The terms of the existing $15,000 Close Date Term Loan remain unchanged.

The Term Loans include financial covenants and contain other customary affirmative and negative covenants and events of default. All obligations under the Term Loans are secured by substantially all of our assets. As of September 30, 2025, we were in compliance with all financial and reporting covenants of the Term Loans and we paid all interest in cash through September 30, 2025.

Principal factors that could affect the availability of our internally generated funds include:

•
ability to meet sales projections;
•
government spending levels;
•
ability to implement current contract programs timely;
•
timely collection of customer contract receivables;
•
introduction of competing technologies;
•
product mix and effect on margins, including the impact of tariffs on margin;
•
ability to reduce and manage current inventory levels and manage our supply chain; and
•
product acceptance in new markets.

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

Accrued Liabilities

Our accrued liabilities as of September 30, 2025 included $15,122 in customer deposits for the Puerto Rico Early Warning System Project.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years ended
	September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(8,762)	$(19,454)
Investing activities	7,902	(8,666)
Financing activities	4,031	23,873

Operating Activities

During the year ended September 30, 2025, net cash used in operating activities was $8,762, primarily resulting from net loss of $18,112, offset by a net cash increase from changes in our operating assets and liabilities of $4,061 and non-cash expenses of $5,289. Net cash increase from changes in our operating assets and liabilities, consisted primarily of a $18,062 increase in customer deposits mostly related to the Puerto Rico Early Warning System Project, a $4,114 increase in accounts payable related to procurement for increased 2026 sales projection, and a $35 increase in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities, partially offset by a $5,967 increase in contract assets mostly related to the Puerto Rico Early Warning System Project, a $5,937 increase in prepaid expenses and other current assets, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, a $4,303 increase in accounts receivable due to increased hardware sales, and a $1,943 increase in inventory.

Investing Activities

During the year ended September 30, 2025, net cash provided by investing activities was $7,902, primarily due to $9,557 proceeds received from maturities of available for sale marketable securities, partially offset by purchasing $1,400 of short-term marketable securities, and $255 in cash used for capital expenditure, which includes the purchase of product tooling, computer equipment, and leasehold improvements for our operating facilities.

Financing Activities

During the year ended September 30, 2025, net cash provided by financing activities was $4,031, primarily due to loan proceeds of $4,000 from the First Amendment Term Loan in May 2025, and $49 cash proceeds received from the exercise of stock options, offset by $18 for settlement of statutory tax withholding requirements upon vesting of restricted stock units.

Commitments

We are committed for our San Diego headquarters facility lease through August 30, 2028, as more fully described in Note 13, Leases, in our consolidated financial statements.

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. All of the Company’s key employees are entitled to participate in the bonus plan. During the years ended September 30, 2025 and September 30, 2024, the Company recorded $319 and $508, respectively, in bonus expense, and related payroll tax expense in connection with the bonus plans. Unpaid bonus related expense is included in “Accrued liabilities” on the consolidated balance sheet.

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

The disclosure provided in Note 15. Commitments and Contingencies is incorporated herein by reference to such note.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the guidelines established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting in the quarter ended September 30, 2025, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2026 (the “Proxy Statement”) or an amendment to this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information in the Proxy Statement or such amendment under the captions “Executive Officers and Board of Directors”, “Election of Directors”, “Board and Committee Matters and Corporate Governance Matters”, and “Delinquent Section 16(a) Reports” contained in the Proxy Statement or such amendment.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information in the Proxy Statement or such amendment under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information in the Proxy Statement or such amendment under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information in the Proxy Statement or such amendment under the captions “Certain Transactions” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement or such amendment under the heading “Principal Accountant Fees and Services.”

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

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation dated March 1, 1992, as amended to date.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.1 on Form 10 Q for the quarter ended March 31, 2006, filed May 10, 2006.*

4.	Instruments Defining the Rights of Securities Holders,

4.1	Description of the Securities of the Registrant. Incorporated by reference to Exhibit 4.1 on Form 10-K for the year ended September 30, 2023, filed December 7, 2023.

4.2	Warrant Agreement. Incorporated by reference to Exhibit 4.1 on Form 8-K filed May 14, 2024.

10.	Material Contracts

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

10.8	Genasys Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 19, 2025.+

10.9	Form of Stock Option Agreement under the Genasys Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 19, 2025.+

10.10	Form of Restricted Stock Unit Agreement under then Genasys Inc. 2025 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 on Form 8-K filed March 19, 2025.+

10.11	Amended and Restated Employment Agreement, dated November 29, 2022, by and among Genasys Inc. and Richard Danforth. Incorporated by reference to Exhibit 10.1 on Form 8-K filed November 30, 2022. +

10.12	Change in Control Severance Benefit Plan. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2021 filed February 7, 2022.+

10.13	Term Loan and Security Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 14, 2024.

10.14

First Amendment to Term Loan and Security Agreement, dated May 9, 2025 among Genasys Inc., Evertel Technologies, LLC, Zonehaven LLC, Genasys Puerto Rico, LLC, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.4 on Form 10-Q for the quarter ended March 31, 2025, filed May 13,2015.

10.15	Right of First Refusal Agreement. Incorporated by reference to Exhibit 10.2 on Form 8-K filed May 14, 2024.

10.16	Genasys Puerto Rico LLC Contract with Commonwealth of Puerto Rico Electric Power Authority.*

19.	Insider Trading Policies and Procedures

19.1	Genasys Inc. Insider Trading Policy. Incorporated by reference to Exhibit 19.1 on Form 10-K for the year ended September 30, 2023, filed December 7, 2023.

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant.*

23.	Consents of Experts and Counsel

23.1	Consent of Baker Tilly US, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Cassandra L. Hernandez-Monteon, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer, and Cassandra L. Hernandez-Monteon, Principal Financial Officer.*

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

Genasys Inc.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Genasys Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genasys Inc. (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Over-time Revenue Recognition – Refer to Note 5 to the Financial Statements

Critical Audit Matter Description

The Company entered into a long-term contract with Puerto Rico to provide them with a protective communications technology platform that operates as an early warning system and helps local authorities in Puerto Rico disseminate critical information, manage emergencies, and enhance overall public safety by delivering alerts and notifications to residents and emergency responders in the vicinity of dams. The technology platform will be installed at multiple existing dam sites. The contract includes multiple performance obligations including obligations requiring significant management estimates that are recognized over-time using a cost-to-cost method, including a zero-margin approach for uninstalled materials.

We identified over-time revenue recognition related to the Puerto Rico contract as a critical audit matter due to the significant judgment required in allocating the transaction price to the distinct performance obligations, as well as estimating costs to complete and measuring the related progress in satisfying the related performance obligations. There was a high degree of auditor judgment and subjectivity in applying audit procedures and evaluating the significant assumptions relating to these revenue estimates.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪
We analyzed the conclusions underlying all five steps of the revenue recognition model in accordance with Accounting Standards Codification Topic 606, including the identification of all distinct performance obligations.
▪
We verified the reasonableness of the standalone selling price of all distinct performance obligations and the related transaction price allocations.
▪
We evaluated the design and implementation of the Company’s process and controls surrounding the accounting for the long-term contract with Puerto Rico.
▪
When assessing the appropriateness of assumptions related to standalone selling price and costs to complete estimates, we evaluated whether the assumptions used were reasonable considering historical financial information of the Company, and available third-party evidence, including assessing the reasonableness of costs incurred to date and estimated remaining costs to complete.
▪
We evaluated the appropriateness of estimated gross margins recognized for all distinct performance obligations.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois

December 15, 2025

Genasys Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,969	$4,945
Short-term marketable securities	70	7,945
Restricted cash	—	95
Accounts receivable, net of allowance for doubtful accounts for expected credit losses of $65	7,596	3,283
Contract assets	6,117	150
Inventories, net	8,805	7,313
Prepaid expenses and other	8,742	2,409
Total current assets	39,299	26,140

Long-term marketable securities	—	249
Long-term restricted cash	585	250
Property and equipment, net	1,125	1,291
Goodwill	13,450	13,329
Intangible assets, net	6,147	8,506
Operating lease right of use assets, net	2,419	3,110
Other assets	844	1,061
Total assets	$63,869	$53,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,181	$4,034
Customer deposit	19,669	1,606
Accrued liabilities	7,451	7,424
Operating lease liabilities, current portion	1,125	1,021
Notes payable, at fair value	18,010	—
Total current liabilities	54,436	14,085

Notes payable, at fair value	—	12,010
Warrant liability	3,570	6,640
Long-term deferred revenue	1,478	369
Operating lease liabilities, noncurrent	2,218	3,269
Total liabilities	61,702	36,373
Commitments and Contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 45,161,172 and 44,631,030 shares issued and outstanding, respectively	—	—
Additional paid-in capital	127,384	125,690
Accumulated deficit	(125,904)	(107,792)
Accumulated other comprehensive income (loss)	687	(335)
Total stockholders' equity	2,167	17,563
Total liabilities and stockholders' equity	$63,869	$53,936

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years ended
	September 30,
	2025	2024
Revenues:
Product sales	$28,455	$14,384
Contract and other	12,302	9,624
Total revenues	40,757	24,008
Cost of revenues	23,801	13,819

Gross profit	16,956	10,189

Operating expenses
Selling, general and administrative	25,660	27,261
Research and development	8,106	9,644
Total operating expenses	33,766	36,905

Loss from operations	(16,810)	(26,716)

Other expenses
Interest income	285	237
Interest expense	(1,575)	(603)
Change in fair value of Term Loans and warrants	730	(3,950)
Other	(623)	(1,103)
Other expenses, net	(1,183)	(5,419)

Loss before income taxes	(17,993)	(32,135)
Income tax expense (benefit)	119	(405)
Net loss	$(18,112)	$(31,730)

Net loss per common share - basic and diluted	$(0.40)	$(0.72)

Weighted average common shares outstanding:
Basic and diluted	45,056,436	44,316,865

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended
	September 30,
	2025	2024
Net loss	$(18,112)	$(31,730)
Unrealized (loss) gain on marketable securities	(8)	18
Unrealized foreign currency translation gain	210	152
Change in fair value of Term Loans related to credit risk	820	—
Comprehensive loss	$(17,090)	$(31,560)

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except par value and share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance as of September 30, 2023	37,211,071	$372	$110,379	$(76,062)	$(505)	$33,812
Share-based compensation expense	—	—	1,652	—	—	1,652
Issuance of common stock in business combination	1,303,912	14	3,265	—	—	3,265
Release of obligation to issue common stock	69,564	1	—	—	—	—
Issuance of common stock upon cashless exercise of stock options, net	27,016	—	(43)	—	—	(43)
Issuance of common stock upon offering, net of issuance costs of $1,051	5,750,000	57	10,449	—	—	10,449
Issuance of common stock upon vesting of restricted stock units	276,313	2	—	—	—	—
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(6,846)	—	(12)	—	—	(12)
Accumulated other comprehensive income	—	—	—	—	170	170
Net loss	—	—	—	(31,730)	—	(31,730)
Balance as of September 30, 2024	44,631,030	$446	$125,690	$(107,792)	$(335)	$17,563

Share-based compensation expense	—	—	1,663	—	—	1,663
Obligation to issue common stock in Evertel acquisition	270,271	3	—	—	—	—
Issuance of common stock upon exercise of stock options, net	27,481	—	49	—	—	49
Issuance of common stock upon vesting of restricted stock units	237,867	2	—	—	—	—
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(5,477)		(18)	—	—	(18)
Accumulated other comprehensive income	—	—	—	—	1,022	1,022
Net loss	—	—	—	(18,112)	—	(18,112)
Balance as of September 30, 2025	45,161,172	$451	$127,384	$(125,904)	$687	$2,167

The accompanying notes are an integral part of these consolidated financial statements.

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended
	September 30,
	2025	2024
Operating Activities:
Net loss	$(18,112)	$(31,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,779	2,929
Warranty provision	(14)	(56)
Inventory obsolescence	451	4
Share-based compensation	1,663	1,652
(Gain) loss on change in fair value of warrants	(3,070)	3,515
Loss on change in fair value of Term Loans	2,340	435
Loss on issuance of First Amendment Term Loan	480	—
Deferred income taxes	—	(525)
Loss on disposal of fixed asset	1	6
Addition of operating lease right of use asset	(67)	—
Amortization of operating lease right of use asset	767	794
Remeasurement of acquisition contingent consideration	—	(16)
Accretion of acquisition holdback liability	—	20
(Amortization) accretion of investment of marketable securities	(41)	110

Changes in operating assets and liabilities, net of the effects from acquisition:
Accounts receivable, net	(4,303)	2,819
Contract assets	(5,967)	—
Inventories, net	(1,943)	(816)
Prepaid expenses and other	(5,937)	(1,272)
Accounts payable	4,114	2,235
Customer deposit	18,062	840
Accrued and other liabilities	35	(398)
Net cash used in operating activities	(8,762)	(19,454)

Investing Activities:
Purchases of marketable securities	(1,400)	(16,206)
Proceeds from maturities of marketable securities	9,557	9,403
Cash paid for acquisitions net of cash acquired	—	(908)
Cash paid for asset purchase holdback liability	—	(764)
Capital expenditures	(255)	(191)
Net cash provided by (used in) investing activities	7,902	(8,666)

Financing Activities:
Proceeds from issuance of Close Date Term Loan and warrants, net of issuance cost	—	13,698
Proceeds from issuance of First Amendment Term Loan	4,000	—
Proceeds from offering of common stock, net of issuance costs	—	10,449
Proceeds from exercise of stock options	49	—
Payment of contingent consideration	—	(219)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(18)	(12)
Shares retained for payment of taxes in connection with the exercise of stock options	—	(43)
Net cash provided by financing activities	4,031	23,873
Effect of foreign exchange rate on cash	93	18
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,264	(4,229)
Cash, cash equivalents and restricted cash, beginning of period	5,290	9,519
Cash, cash equivalents and restricted cash, end of period	$8,554	$5,290

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,969	$4,945
Restricted cash, current portion	—	95
Long-term restricted cash	585	250
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,554	$5,290

	Years ended
	September 30,
	2025	2024
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(8)	$18
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$21
Initial measurement of operating lease right of use assets	$67	$—
Initial measurement of operating lease liabilities	$67	$—
Obligation to issue common stock in connection with the Evertel acquisition	$—	$(685)
Shares issued in connection with the Evertel acquisition	$—	$(1,924)
Settlement of contingent consideration in shares of common stock	$—	$(656)
Holdback liability payable in connection with the Evertel acquisition	$—	$(250)

Supplemental disclosure of cash flow information
Cash paid for interest	$1,575	$603
Cash paid for taxes	$235	$52

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company has six wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”), Genasys Communications Canada ULC (“Genasys Canada”), Genasys Puerto Rico, LLC, Zonehaven LLC, Evertel Technologies LLC, and one currently inactive subsidiary, Genasys America de CV. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers. It is customary for the Company to require a deposit as collateral. As of September 30, 2025, accounts receivable from three customers accounted for 30%, 13% and 12% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. As of September 30, 2024, accounts receivable from three customers accounted for 15%, 14% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

The Company maintains cash and cash equivalent bank deposit accounts which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2025, there are $222 of cash and cash equivalents retained in foreign banks. The Company has not experienced any losses in such accounts. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Company also invests cash in instruments that meet high credit quality standards, as specified in the Company’s policy guidelines such as money market funds, corporate bonds, municipal bonds and Certificates of Deposit. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is generally the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of September 30, 2025 and 2024, the amount of cash and cash equivalents was $7,969 and $4,945, respectively.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of September 30, 2025 and 2024, the amount of restricted cash was $585 and $345, respectively, which is included in “Restricted cash” and “Long-term restricted cash” in the consolidated balance sheet, related to the Company’s a maintenance contract and corporate credit card program.

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

The Company’s allowance for doubtful accounts for expected credit losses was $65, as of both September 30, 2025 and 2024.

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

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal years 2025 and 2024, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the First-In, First-Out (FIFO) method. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. During the year ended September 30, 2025, the Company disposed of $2 of obsolete parts inventory that was included in the inventory reserve as of September 30, 2024. The Company then increased its inventory reserve by $453 during the year ended September 30, 2025, for parts and demo equipment that may not be utilized.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation on machinery and equipment and office furniture and equipment is computed over the estimated useful lives of two to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or expected lease term. Upon retirement or disposition of equipment, the related cost and accumulated depreciation is removed, and a gain or loss is recorded.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below the carrying amount. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. The Company did not record a goodwill impairment charge for the year ended September 30, 2025 and 2024. Refer to Note 9, Goodwill and Intangible Assets for more information.

LEASES

In accordance with the guidance in ASC 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Refer to Note 13, Leases for more information.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $139 and $128 for the fiscal years ended September 30, 2025 and 2024, respectively. Actual revenues from shipping and handling were $181 and $187 for the fiscal years ended September 30, 2025 and 2024, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and were $90 and $454 for the years ended September 30, 2025 and 2024, respectively.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $62 and $76 as of September 30, 2025 and 2024, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and finite-lived intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of an intangible asset exceeds the fair value, or if changes in facts and circumstances indicate impairment, an impairment loss is measured and recognized using the asset’s fair value. There was no impairment of long-lived assets for the years ended September 30, 2025 and September 30, 2024. Refer to Note 6, Fair Value Measurements and Note 9, Goodwill and Intangible Assets for additional information.

SEGMENT INFORMATION

The Company is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect people. The Company operates in two business segments. Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker (“CODM”), the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 19, Segment Information, for additional information.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Genasys Spain is the Euro and the functional currency of Genasys Canada is the Canadian dollar. The Company translates the assets and liabilities of Genasys Spain and Genasys Canada to the U.S. dollar at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys Spain and Genasys Canada to the U.S. dollar at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any transaction exchange gains and losses resulting from these transactions, are included in the consolidated statements of operations. The translation gain for the period ending September 30, 2025 was $210 resulting from transactions between Genasys U.S. and Genasys Spain and Genasys Canada. For the year ended September 30, 2024, there was a translation gain of $152.

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

TERM LOANS

The Company determined that it is eligible for the fair value option (“FVO”) election in connection with the Term Loans. The Term Loans meet the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the FVO under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the FVO. The FVO election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loans. At the date of issuance, the fair value of the Term Loans was estimated using a discounted cash flow method. Changes in the fair value of the Term Loans, other than changes associated with the Company’s own credit risk, are recorded as gains or losses in other income/expense in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company’s own credit risk are recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. There was $820 gain recorded in the comprehensive loss for the year ended September 30, 2025, and there was no such changes for the year ended September 30, 2024. Under the FVO, debt issuance costs are recorded in other expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Refer to Note 12, Term Loans and Warrant Liabilities, for additional information.

WARRANTS

The warrants issued in conjunction with the Term Loan are classified as liabilities under ASC 815-40 due to not being indexed to the Company’s stock. The warrants are measured at fair value using Monte Carlo simulation to capture the down-round provision in the warrant agreement. Changes in fair value of the warrants, are recorded as gains or losses in other income/expense in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Refer to Note 12, Term Loans and Warrant Liabilities, for additional information.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for the Company’s annual periods beginning October 1, 2024, and interim periods beginning October 1, 2025. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements. Refer to Note 19, Segment Information, for additional information.

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. The standard is effective for fiscal years beginning after December 15, 2024, which means it will be effective for the Company’s fiscal years beginning October 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact the updated standard will have on its disclosure within the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03. “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose, in tabular form, the disaggregation of relevant income statement expense captions into specified natural expense categories. In addition, in January 2025, the FASB issued ASU No. 2025-01 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Interim Disclosure Effective Date Clarification” (“ASU 2025-01”). ASU 2025-01 clarifies that the new disaggregation disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027,which means it will be effective for the Company’s annual periods beginning October 1, 2027, and interim periods beginning October 1, 2028. The Company is currently evaluating the impact these updated standards will have on its disclosures within the consolidated financial statements.

In February 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides clarifications and targeted improvements related to the application of the CECL model to trade receivables and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those years. For the Company, this standard will be effective beginning October 1, 2026. The Company is currently evaluating the impact of this ASU, but does not expect it to have a material effect on its consolidated financial statements.

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
$4,637

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 986,486 shares of the Company’s common stock to the former owners of Evertel on the acquisition date. The fair value of the Company’s stock on the closing date was $1.95, resulting in the addition of $1,924 to additional-paid-in-capital. The contingent consideration liability was a current liability and recorded in the current portion of accrued liabilities. Under the terms of the Purchase Agreement, the Company recorded a $158 credit to additional-paid-in-capital and an addition to goodwill as this was consideration transferred to the former owners of Evertel during the second quarter of fiscal year 2024, and the Company issued common stock of 81,083 shares to the former owners of Evertel and three key employees during the third quarter of 2024 to settle the obligation.

The Company also recorded a holdback liability and an obligation to issue common stock as security for potential indemnification claims against the seller. The holdback liability was initially recorded at $230, which represented the fair value of the holdback liability as of the acquisition date, and was subsequently adjusted with the change in fair value recorded in the condensed consolidated statement of operations at each reporting period. The holdback liability was recorded at $250 as of September 30, 2024, and released on October 4, 2025.

The obligation to issue common stock was recorded as a credit to additional paid in capital for $527 on the acquisition date, and 270,271 shares of common stock were issued on October 4, 2024 to settle the obligation. During the second quarter of 2024, the Company and the former owners of Evertel, agreed on a working capital adjustment that resulted in a payment of $15 to the Company.

During the second quarter of fiscal year 2024, $874 of the contingent consideration was issued to the former owners of Evertel, including $219 paid in cash and 236,343 shares of common stock. During the third quarter of fiscal year 2024, it was determined the additional $60 contingent consideration was not eligible for payout, and as of September 30, 2024, no contingent consideration liability remained outstanding.

The Company incurred $151 in expenses related to this business combination, of which $112 were recorded in selling, general and administrative expenses in the consolidated statement of operations during fiscal year 2024.

The final allocation of the purchase price was as follows:

Assets acquired
Accounts receivable	$142
Prepaid expenses	27
Intangible assets	2,550
Goodwill	2,923
Total Assets	$5,642

Liabilities assumed
Accrued commissions	$10
Deferred revenue	470
Deferred tax liability	525
Total liabilities	1,005

Net assets acquired	$4,637

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives were as follows:

	Fair Value	Est. Useful Life (in years)
Developed technology	$2,290	7
Customer relationships	260	5
	$2,550

Identifiable intangible assets consist of certain technology and customer relationships purchased from Evertel. Identifiable intangible assets are amortized over their estimated useful lives based upon several assumptions, including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired was 6.8 years. These intangible assets were classified as Level 3 in the ASC Topic 820 three-tier fair value hierarchy.

The goodwill for Evertel was attributable to combining the Company’s existing emergency communications solutions with the software and software development capabilities of Evertel to enhance product offerings. Goodwill was also attributable to the skill level of the acquired workforce. Goodwill from the Evertel acquisition was not be deductible for tax purposes.

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

Long-Term Contracts - Over-Time Revenue Recognition Using Input Cost Measures

We recognize revenue for our Puerto Rico Early Warning System (EWS) project (the “Puerto Rico Early Warning System Project”) over time in accordance with ASC 606-10-25-27(c), using a cost-to-cost input method that includes a zero-margin approach for uninstalled materials. As hardware costs are incurred, we record an equal amount of revenue, resulting in zero margin. We then measure overall project progress by comparing labor costs incurred to total estimated labor costs, excluding hardware from the calculation. This labor-based percentage of completion is applied to determine both the portion of hardware margin to be recognized on previously recorded zero-margin hardware and the amount of non-hardware revenue to record for the period.

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

Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of September 30, 2025 and September 30, 2024, including the change between the periods. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 11, Accrued and Other Liabilities for additional details. Contract asset balance was $6,117 as of September 30, 2025, of which $6,025 related to the Puerto Rico Early Warning System Project. Contract asset balance was $150 as of September 30, 2024, none related to the Puerto Rico Early Warning System Project.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2023	$766	$3,254	$4,020
New performance obligations	6,294	8,163	14,457
Recognition of revenue as a result of satisfying performance obligations	(5,454)	(7,411)	(12,865)
Effect of exchange rate on deferred revenue	—	6	6
Balance as of September 30, 2024	1,606	4,012	5,618
New performance obligations	34,925	12,358	47,283
Recognition of revenue as a result of satisfying performance obligations	(16,862)	(10,618)	(27,480)
Effect of exchange rate on deferred revenue	—	(9)	(9)
Balance as of September 30, 2025	$19,669	$5,743	$25,412
Less: non-current portion	—	(1,478)	(1,478)
Current portion as of September 30, 2025	$19,669	$4,265	$23,934

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $25,412. The Company expects to recognize revenue on approximately $23,934, or 94%, of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. The Puerto Rico Early Warning System Project related contract liabilities are $16,956, 67% of the total performance obligations. The customer deposit balance as of September 30, 2025 included $15,122 for the Puerto Rico Early Warning System Project.

During the year ended September 30, 2025, the Company recognized $1,413 from customer deposit balance and $3,665 from deferred revenue balance, each as of September 30, 2024. During the year ended September 30, 2024, the Company recognized $661 from customer deposit balance and $2,686 from deferred revenue balance, each as of September 30, 2023.

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

Other than the Term Loan and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of September 30, 2025. The Company did not have any financial instruments in the Level 3 category as of September 30, 2024. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended September 30, 2025 and September 30, 2024.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2025 and 2024. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive loss until recognized in earnings upon the sale or maturity of the security.

	September 30, 2025
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$105	$—	$—	$105	$105	$—	$—

Level 2:
Municipal securities	70	—	—	70	—	70	—
Subtotal	70	—	—	70	—	70	—

Total	$175	$—	$—	$175	$105	$70	$—

	September 30, 2024
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$301	$—	$—	$301	$301	$—	$—

Level 2:
Certificates of deposit	401	—	—	401	152	—	249
U.S. government agency bonds	2,591	3		2,594	—	2,594
Municipal securities	2,127	2	—	2,129	—	2,129	—
Corporate bonds	3,219	3	—	3,222	—	3,222	—
Subtotal	8,338	8	—	8,346	152	7,945	249

Total	$8,639	$8	$—	$8,647	$453	$7,945	$249

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There were no gross unrealized losses on available-for-sale debt securities as of September 30, 2025, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for doubtful accounts for expected credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

As of September 30, 2025 and September 30, 2024, there were no unrealized loss positions related to available-for-sale debt securities.

Instruments measured at Fair Value on a Non-Recurring Basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use assets (“ROU assets”) are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for goodwill and intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There was no goodwill impairment charge for the year ended September 30, 2025 or September 30, 2024.

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2025. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

		Fair Value Measurements at September 30, 2025
Carrying Value	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain (Loss)
Operating Lease ROU Asset	$67	$—	$—	$67	$—

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

Balance as of acquisition date	$230
Accretion	20
Balance as of September 30, 2024	250
Payment	(250)
Balance as of September 30, 2025	$—

The Company paid $250 in cash during the fiscal year 2025. As of September 30, 2025, there was no remaining acquisition holdback liability.

7. INVENTORIES

Inventories consisted of the following:

	September 30,
	2025	2024
Raw materials	$2,470	$5,442
Finished goods	4,987	1,377
Work in process	2,636	1,331
Inventories, gross	10,093	8,150
Reserve for obsolescence	(1,288)	(837)
Inventories, net	$8,805	$7,313

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2025	2024
Office furniture and equipment	$1,633	$1,697
Machinery and equipment	1,480	1,480
Leasehold improvements	2,294	2,312
Construction in progress	183	30
Property and equipment, gross	5,590	5,519
Accumulated depreciation	(4,465)	(4,228)
Property and equipment, net	$1,125	$1,291

	Years ended
	September 30,
	2025	2024
Depreciation expense	$422	$451

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, the Amika Mobile asset purchase, and Evertel, and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of September 30, 2025 and September 30, 2024, goodwill was $13,450 and $13,329, respectively. There were no impairments to goodwill during the years ended September 30, 2025 and September 30, 2024.

The changes in the carrying amount of goodwill by segment for the year ended September 30, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$—	$10,282	$10,282
Acquisition	—	2,923	2,923
Currency translation	—	124	124
Balance as of September 30, 2024	$—	$13,329	$13,329
Currency translation	—	121	121
Balance as of September 30, 2025	$—	$13,450	$13,450

The changes in the carrying amount of intangible assets by segment for the year ended September 30, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2023	$17	$8,410	$8,427
Acquisitions	—	2,550	2,550
Amortization	(3)	(2,475)	(2,478)
Currency translation	—	7	7
Balance as of September 30, 2024	$14	$8,492	$8,506
Amortization	(2)	(2,355)	(2,357)
Currency translation	—	(2)	(2)
Balance as of September 30, 2025	$12	$6,135	$6,147

Intangible assets and goodwill related to Genasys Spain are translated from Euro to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $119.

The Company’s intangible assets consisted of the following:

	September 30,
	2025	2024
Technology	$14,234	$14,252
Customer relationships	2,063	2,081
Trade name portfolio	610	617
Patents	72	72
	16,979	17,022
Accumulated amortization	(10,832)	(8,516)
	$6,147	$8,506

	Years ended
	September 30,
	2025	2024
Amortization expense	$2,357	$2,478

Estimated amortization expense for the fiscal year ending September 30 was as the follows:

Fiscal year ending September 30,
2026	$2,221
2027	2,048
2028	1,220
2029	329
2030	328
Thereafter	1
Total estimated amortization expense	$6,147

10. PREPAID EXPENSES AND OTHER

	September 30,
	2025	2024
Deposits for inventory	$6,617	$4
Puerto Rico sales tax receivable	491	—
Prepaid commissions	410	540
Spain value-added tax receivable and bank withholdings	360	225
Prepaid professional services	345	595
Dues and subscriptions	207	516
Prepaid insurance	185	288
Trade shows and travel	60	116
Canadian goods and services and harmonized sales tax receivable	29	69
Other	38	56
	$8,742	$2,409

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future. The balance as of September 30, 2025 included $6,331 for the Puerto Rico Early Warning System Project.

Puerto Rico sales tax receivable

Puerto Rico sales tax receivable represents sales and use tax paid on importations into Puerto Rico that is recoverable from the Puerto Rico Treasury Department (“Hacienda”). The balance is eligible to be credited, refunded, or applied to other tax obligations and is expected to be applied against the Company’s Puerto Rico income tax liability in its annual return.

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

Spain value-added tax receivable and bank withholdings

Spain value-added tax (“VAT”) is a consumption tax applied to most goods and services. Registered businesses can recover VAT paid on eligible purchases by submitting periodic tax returns. The VAT receivable represents the amount refundable from the Spanish tax authorities.

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

11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2025	2024
Deferred revenue	4,265	3,643
Payroll and related	2,471	3,249
Accrued contract costs	550	—
Short-term provision	83	155
Warranty reserve	62	76
Acquisition or asset purchase holdback liability	—	250
Other	20	51
Total	$7,451	$7,424

Deferred revenue

Deferred revenue as of September 30, 2025, included prepayments from customers for services, including extended warranties, scheduled to be performed in the next twelve months. Deferred extended warranty revenue consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

Payroll and related

Accrued payroll and related obligations consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits.

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

Warranty reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2025	2024
Beginning balance	$76	$132
Warranty provision	5	(35)
Warranty settlements	(19)	(21)
Ending balance	$62	$76

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

Asset purchase holdback liability

In connection with the Evertel acquisition, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. The holdback was paid to the seller of Evertel on October 4, 2024.

12. TERM LOANS AND WARRANT LIABILITIES

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

On May 9, 2025, the Company entered into a First Amendment to Term Loan and Security Agreement (the “First Amendment”), which amended the terms of the Loan Agreement. Pursuant to the First Amendment, the lenders (the “Lenders”) agreed to: (i) extend an additional term loan to the Company in the aggregate principal amount of $4,000 (the “First Amendment Term Loan” and with the First Amendment Term Loan, the “Term Loans”), and (ii) provide a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4,000 (the “Additional Term Loan”). The terms of the existing $15,000 Close Date Term Loan remain unchanged. As of September 30, 2025, the Additional Term Loan had not been drawn.

The Loan Agreement contains customary representation and warranties of the Company, affirmative and negative covenants, including without limitation restricting the Company from certain distributions, investments, indebtedness, sales of assets, loans and payments, of the Company, events of default and remedies thereupon, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties. All obligations under the Loan Agreement are secured by substantially all of the Company’s assets. As of September 30, 2025, the Company was in compliance with all financial and reporting covenants of the Loan Agreement.

The Company determined that the Term Loans were eligible for the FVO and accordingly elected the FVO for the Term Loans. This election was made because of operational efficiencies in valuing and reporting for the Term Loans in their entirety at each reporting date. As a result of electing the FVO, the Term Loans were recorded at fair value at issuance with subsequent remeasurements at fair value each reporting period. The Company recognizes the resulting gain or loss related to changes to the fair value of the Term Loans, other than changes associated with the Company’s own credit risk, on the condensed consolidated statements of operations within other income. The change in fair value related to the accrued interest components of the Term Loans is also included within other income on the condensed consolidated statement of operations. The change in fair value attributable to the Company’s own credit risk is recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss. Direct costs and fees related to the Term Loans were expensed as incurred within other income on the condensed consolidated statement of operations.

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

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Close Date Term Loan at issuance and subsequently at each reporting date. The fair value of the Close Date Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The significant fair value assumption is the discount rate, which was 36.1% and 26.0% as of September 30, 2025 and September 30, 2024, respectively.

A summary of the changes in the fair value of the Close Date Term Loan Level 3 rollforward is as follows:

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024
Beginning balance	$12,010	$—
Transfer in	—	11,575
Change in fair value related to non-credit risk recorded within net loss	1,910	435
Change in fair value related to credit risk in other comprehensive income	(820)	—
Ending balance	$13,100	$12,010

First Amendment Term Loan

The principal of the First Amendment Term Loan is $4,000 and is payable upon maturity on December 31, 2025. The First Amendment Term Loan and any Additional Term Loan provided under the First Amendment will bear interest at a rate equal to the three-month Term SOFR plus five percent (5.00%) per annum. Interest on the outstanding principal balance of the First Amendment Term Loan and any Additional Term Loan is payable quarterly in arrears in cash. In addition, the Company will be required to pay to the Lenders, concurrently with each payment of principal under the First Amendment Term Loan and any Additional Term Loan, an additional amount such that the Lenders receive a total return equal to 30% of the principal amount being repaid, including the interest paid on such principal amount and such additional payment amount (“Minimum Return Amount”).

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the First Amendment Term Loan at issuance and subsequently at each reporting date. The fair value of the First Amendment Term Loan was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 34.8% and 35.0% as of September 30, 2025 and May 9, 2025, respectively.

The Company recognized a loss on issuance of the First Amendment Term Loan of $480 which represents the difference between the cash received for the First Amendment Term Loan and the fair value of the First Amendment Term Loan at issuance. The loss on issuance of the First Amendment Term Loan is recorded within other expense on the condensed consolidated statement of operations.

A summary of the changes in the fair value of the First Amendment Term Loan Level 3 rollforward is as follows:

Year Ended
September 30, 2025
Beginning balance	$—
Transfer in	4,480
Change in fair value related to non-credit risk recorded within net loss	430
Ending balance	$4,910

Warrant Liabilities

The Company issued Warrants to the lenders to purchase up to 3,068,182 shares of the Company’s common stock at an initial exercise price of $2.53 per share, subject to certain adjustments. The Warrants are exercisable upon issuance through May 13, 2029 and may be exercised via cashless exercise.

The Warrants are recognized as liabilities in the condensed consolidated balance sheet and are subject to remeasurement at each balance sheet date from issuance. Any change in fair value is recognized in other expense within the condensed consolidated statement of operations.

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

The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	Year Ended	Year Ended
	September 30, 2025	September 30, 2024
Beginning balance	$6,640	$—
Transfer in	—	3,125
Change in fair value within net loss	(3,070)	3,515
Ending balance	$3,570	$6,640

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

	September 30,	September 30,
	2025	2024
Discount Rate	3.7%	3.6%
Volatility	62.6%	58.0%

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

During the year ended September 30, 2025, the Company added an additional operating ROU asset of $67 and operating lease liabilities of $67 for Puerto Rico project-based employee housing. The tables below show the operating ROU assets and liabilities as of September 30, 2024, and the balances as of September 30, 2025, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2024	$3,110
Additional operating lease ROU assets	67
Less amortization of operating lease ROU assets	(767)
Effect of exchange rate on operating lease ROU assets	9
Operating lease ROU assets as of September 30, 2025	$2,419

Operating lease liabilities
Operating lease liabilities as of September 30, 2024	$4,290
Additional operating lease liabilities	67
Less lease principal payments on operating lease liabilities	(1,024)
Effect of exchange rate on operating lease liabilities	10
Operating lease liabilities as of September 30, 2025	3,343
Less non-current portion	(2,218)
Current portion as of September 30, 2025	$1,125

As of September 30, 2025, the Company’s operating leases have a weighted-average remaining lease term of 2.8 years and a weighted-average discount rate of 4.2%. The maturities of the operating lease liabilities were as follows:

Fiscal year ending September 30,
2026	$1,243
2027	1,260
2028	1,047
2029	—
2030	—
Thereafter	—
Total undiscounted operating lease payments	3,550
Less imputed interest	(207)
Present value of operating lease liabilities	$3,343

For the years ended September 30, 2025 and September 30, 2024, total lease expense under operating leases was approximately $923 and $982, respectively.

14. INCOME TAXES

Pre-tax income/(loss) was attributed to the following jurisdictions:

	Years ended September 30,
	2025	2024
Domestic operations	$(18,660)	$(31,964)
Foreign operations	667	(171)
	$(17,993)	$(32,135)

Income taxes consisted of the following:

	Years ended September 30,
	2025	2024
Current tax provision
Federal	$—	$—
State	(2)	11
Foreign	121	109
Total current tax provision	119	120
Deferred provision
Federal	—	(390)
State	—	(135)
Total deferred provision	—	(525)
Provision (benefit) for income taxes	$119	$(405)

A reconciliation of income taxes at the federal statutory rate of 21% to the effective tax rate was as follows:

	Years ended September 30,
	2025	2024
Income taxes computed at the federal statutory rate	$(3,780)	$(6,744)
Change in valuation allowance	2,867	3,466
Nondeductible compensation, interest expense and other	(898)	956
State income taxes, net of federal tax benefit	(583)	(334)
Change in R&D credit carryover	(407)	(379)
NOL expirations and other prior year true-ups	2,725	3,051
Foreign rate differential & foreign taxes	195	104
Tax impacts of Evertel acquisition accounting	—	(525)
	$119	$(405)

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset as of September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$13,070	$12,357
Research and development credit	4,242	4,639
Share-based compensation	543	562
Patents	1,859	1,770
Accruals and other	2,621	2,227
Capitalized R&E expenses	5,257	3,893
Allowances	327	199
Gross deferred tax assets	27,919	25,647
Deferred tax liabilities
Equipment	(144)	(216)
Operating ROU assets	(517)	(619)
Acquired intangible assets	(1,171)	(1,592)
Gross deferred tax liabilities	(1,832)	(2,427)
Less valuation allowance	(26,087)	(23,220)
Net deferred tax assets and liabilities	$—	$—

As of September 30, 2025, the Company had net deferred tax assets and liabilities of approximately $0 due to the establishment of a full valuation allowance against its net deferred tax assets. The deferred tax assets are primarily comprised of federal and state NOL carryforwards and federal and state research and development (“R&D”) tax credit carryforwards offset by valuation allowance. As of September 30, 2025, the Company had federal, California, and other state NOL carryforwards of approximately $42,427 and $19,297, and $458, respectively. The federal NOLs if not utilized will expire from tax years September 30, 2026 through 2037, except for $26,737 which have an indefinite carryforward period. The California NOLs if not utilized will expire from tax years September 30, 2043 through 2045. Other state NOLs if not utilized will expire from tax years September 30, 2038 through 2045. The Company also has an estimated $3,003 and $434 of federal and California R&D tax credits, respectively, as of September 30, 2025, where a portion of federal R&D tax credits will begin to expire next year. The California R&D tax credits do not expire.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. As of September 30, 2025, the Company does not believe that it is more likely than not that its deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheet.

As of September 30, 2025, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns since September 30, 2005 are subject to examination by the Internal Revenue Service due to the generation of U.S. federal NOL and credit carryforwards. The Company’s U.S. state returns are generally subject to examination for four years after the filing date.

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

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the years ended September 30, 2025 and September 30, 2024, the Company made matching contributions of $451 and $455, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2025 and 2024.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2025 and 2024.

16. SHARE-BASED COMPENSATION

Equity compensation plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) expired on January 19, 2025, with awards relating to 4,918,238 shares of common stock remaining outstanding under such plan. The 2025 Equity Incentive Plan (“2025 Equity Plan” and, together with the 2015 Equity Plan, the “Equity Plans”) was adopted by the Company’s Board of Directors on January 27, 2025 and approved by the Company’s stockholders on March 17, 2025. The 2025 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards up to an aggregate of 6,000,000 shares of common stock to employees, directors, advisors or consultants. As of September 30, 2025, there were options and restricted stock units outstanding covering 4,276,458 shares of common stock under the Equity Plans, and 5,686,184 shares of common stock available for grant, for a total of 9,962,642 shares of common stock authorized and unissued under the Equity Plans.

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

Stock options

A summary of the activity in options to purchase the common stock of the Company as of September 30, 2025, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2024	3,695,740	$2.84
Granted	1,063,250	$2.76
Forfeited/expired	(732,393)	$3.47
Exercised	(27,481)	$1.77
Outstanding September 30, 2025	3,999,116	$2.71
Exercisable September 30, 2025	1,530,276	$2.98

The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2025 was $538 and $161, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $2.45 per share, and the exercise price multiplied by the number of applicable options. The total value of stock options exercised during the year ended September 30, 2025, was $91 and no proceeds were received from these exercises. The total value of stock options exercised during the year ended September 30, 2024, was $300 and no proceeds were received from these exercises. The Company recognized $42 and $124 as a tax benefit in the income tax provision for the years ended September 30, 2025 and 2024, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2025:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70 - $1.70	707,876	5.16	$1.70	211,765	$1.70
$2.20 - $2.45	40,000	5.67	$2.26	12,084	$2.25
$2.59 - $2.59	701,750	6.18	$2.59	—	$—
$2.64 - $2.68	85,000	4.75	$2.67	48,542	$2.67
$2.69 - $2.69	1,000,000	4.02	$2.69	200,000	$2.69
$2.70 - $3.40	1,127,365	3.06	$3.09	958,511	$3.15
$3.46 - $6.87	337,125	5.30	$3.95	99,374	$4.90
	3,999,116	4.47	$2.71	1,530,276	$2.98

The Company recorded $993 and $626 of stock option compensation expense for employees, directors and consultants for the years ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was approximately $1,497 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 1.4 years. To the extent the forfeiture rate is different from what the Company anticipated, share-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted, that vest without a market condition, during the years ended September 30, 2025 and 2024, was calculated with the following weighted average assumptions (annualized percentages):

	Years ended
	September 30,
	2025	2024
Volatility	60.8%	58.0%
Risk-free interest rate	4.1%	4.2%
Dividend yield	0.0%	0.0%
Expected term in years	3.7	4.2

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla”. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not pay a dividend in Fiscal 2025 or Fiscal 2024.

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

Performance-based stock options

On October 8, 2022, the Company awarded additional performance-based stock options (“PVOs”) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of Fiscal 2025 and 2026, and amended for combined Fiscal 2025 and 2026, including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company did not record compensation expense related to these options for the year ended September 30, 2025 and 2024.

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved in order for compensation expense to be recognized. The Company recorded $10 of compensation expense related to these options during the year ended September 30, 2025. The Company recorded $130 of compensation expense related to these options during the year ended September 30, 2024. This key member of management is no longer employed by the Company as of September 30, 2025, thus unvested PVOs are forfeited.

The Company did not grant any PVOs during the year ended September 30, 2025. As of September 30, 2025, there was no unrecognized compensation related to PVOs.

Restricted stock units

A summary of restricted stock units of the Company as of September 30, 2025, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2024	288,059	$2.78
Granted	253,816	$2.35
Vested	(237,867)	$2.56
Forfeited/cancelled	(26,666)	$2.28
Outstanding September 30, 2025	277,342	$2.62

Compensation expense for RSUs was $660 for the year ended September 30, 2025. Compensation expense for RSUs was $896 for the year ended September 30, 2024. As of September 30, 2025, there was approximately $318 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 0.5 years.

The Company recorded share-based compensation expense for restricted stock units and stock options are classified in the consolidated statements of operations as follows:

	Years ended
	September 30,
	2025	2024
Cost of revenues	$75	$67
Selling, general and administrative	1,418	1,378
Research and development	170	207
	$1,663	$1,652

17. STOCKHOLDERS’ EQUITY

Common Stock Activity

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

No shares of preferred stock were outstanding as of September 30, 2025 or 2024.

Dividends

There were no dividends declared in the year ended September 30, 2025 and 2024.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended
	September 30,
	2025	2024
Net loss	$(18,112)	$(31,730)

Basic and diluted loss per share	$(0.40)	$(0.72)

Weighted average shares outstanding - basic	45,056,436	44,316,865
Weighted average shares outstanding - diluted	45,056,436	44,316,865

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,999,116	3,695,740
RSU	277,342	288,059
Obligation to issue common stock	—	270,271
Warrants	3,068,182	3,068,182
Total	7,344,640	7,322,252

19. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of critical communications hardware and software solutions designed to alert, inform, and protect. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia.

Our CODM is our Chief Executive Officer, Richard Danforth. As reviewed by the CODM, the Company evaluates the performance of each segment based on sales, gross margin, operating income (loss), certain expenses including sales and marketing expense, research and development expense, depreciation and amortization expense, and stock-based compensation expense to allocate resources in the annual planning process. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The operating segments are not evaluated using asset information. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

The following table presents the Company’s segment disclosures for the year ended September 30, 2025:

	Years ended
	September 30, 2025
	Hardware	Software
Revenues	$31,839	$8,918
Cost of revenues	20,128	3,673
Gross profit	11,711	5,245
Gross margin	37%	59%

Operating expenses:
Selling, general and administrative	13,697	11,963
Research and development	2,941	5,165
Total operating expenses	16,638	17,128
Loss from operations	(4,927)	(11,883)

Other income (expenses):
Depreciation and amortization expense	357	2,422
Stock-based compensation	1,344	319

Loss before income taxes	(6,226)	(11,767)
Income tax (benefit) expense	121	(2)
Net loss	$(6,347)	$(11,765)

The following table presents the Company’s segment disclosures for the year ended September 30, 2024:

	Years ended
	September 30, 2024
	Hardware	Software
Revenues	$16,668	$7,340
Cost of revenues	10,481	3,338
Gross profit	6,187	4,002
Gross margin	37%	55%

Operating expenses:
Selling, general and administrative	14,665	12,596
Research and development	3,340	6,304
Total operating expenses	18,005	18,900
Loss from operations	(11,818)	(14,898)

Other income (expenses):
Depreciation and amortization expense	394	2,535
Stock-based compensation	1,165	487

Loss before income taxes	(17,239)	(14,896)
Income tax (benefit) expense	58	(463)
Net loss	$(17,297)	$(14,433)

The following table presents the Company’s segment assets as of September 30, 2025 and September 30, 2024:

	September 30,
	2025	2024
Long-lived assets
Hardware	$1,046	$1,203
Software	6,226	8,594
	$7,272	$9,797

Total assets
Hardware	$40,908	$30,216
Software	22,961	23,720
	$63,869	$53,936

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2025, revenues from one customer accounted for 32% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2024, revenues from one customer accounted for 18% of total revenues with no other single customer accounting for more than 10% of total revenues. As of September 30, 2025, accounts receivable from three customers accounted for 30%, 13% and 12% of total accounts receivable. As of September 30, 2024, accounts receivable from three customers accounted for 15%, 14% and 11% of total accounts receivable.

Revenue from customers in the United States was $33,922 for the year ended September 30, 2025. Revenue from customers in the United States was $16,888 for the year ended September 30, 2024.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2025	2024
Americas	$34,417	$17,336
Asia Pacific	2,381	1,265
Europe, Middle East and Africa	3,959	5,407
Total Revenues	$40,757	$24,008

The following table summarized long lived assets by geographic region.

	September 30,
	2025	2024
United States	$7,181	$9,644
Europe, Middle East and Africa	91	153
Total long lived assets	$7,272	$9,797

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
December 15, 2025

By:	/s/ Richard S. Danforth
Richard S. Danforth
Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard S. Danforth, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: December 15, 2025	By	/s/ Richard S. Danforth
Richard S. Danforth, Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2025	By	/s/ Cassandra L. Hernandez-Monteon
Cassandra L. Hernandez-Monteon, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 15, 2025	By	/s/ Mark Culhane
Mark Culhane Director

Date: December 15, 2025	By	/s/ Bill Dodd
Bill Dodd Director

Date: December 15, 2025	By	/s/ Craig Fugate
Craig Fugate Director

Date: December 15, 2025	By	/s/ Richard H. Osgood III
Richard H. Osgood III Director

Date: December 15, 2025	By	/s/ R. Rimmy Malhotra
R. Rimmy Malhotra Director

Date: December 15, 2025	By	/s/ Susan Lee Schmeiser
Susan Lee Schmeiser Director