Form 10-Q
period 2025-12-31
Genasys Inc.
filed 2026-02-10
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on February 4, 2026 was 45,212,311.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,286	$7,969
Short-term marketable securities	30	70
Accounts receivable, net of allowance for credit losses of $65	8,882	7,596
Contract assets	7,150	6,117
Inventories, net	8,573	8,805
Prepaid expenses and other	9,079	8,742
Total current assets	44,000	39,299

Long-term restricted cash	585	585
Property and equipment, net	1,020	1,125
Goodwill	13,451	13,450
Intangible assets, net	5,570	6,147
Operating lease right of use assets, net	2,214	2,419
Other assets	806	844
Total assets	$67,646	$63,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,463	$8,181
Customer deposit	30,305	19,669
Accrued liabilities	7,276	7,451
Operating lease liabilities, current portion	1,145	1,125
Notes payable, at fair value - short term	13,820	18,010
Total current liabilities	60,009	54,436

Warrant liability	2,700	3,570
Deferred revenue, noncurrent	1,209	1,478
Operating lease liabilities, noncurrent	1,922	2,218
Total liabilities	65,840	61,702

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 45,212,311 and 45,161,172 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	—	—
Additional paid-in capital	127,835	127,384
Accumulated deficit	(126,721)	(125,904)
Accumulated other comprehensive income	692	687
Total stockholders' equity	1,806	2,167
Total liabilities and stockholders' equity	$67,646	$63,869

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues:
Product sales	$14,261	$4,144
Contract and other	2,804	2,796
Total revenues	17,065	6,940
Cost of revenues	8,882	3,762

Gross profit	8,183	3,178

Operating expenses
Selling, general and administrative	6,640	6,834
Research and development	1,895	2,285
Total operating expenses	8,535	9,119

Loss from operations	(352)	(5,941)

Other (expenses) income
Interest income	7	62
Interest expense	(435)	(368)
Change in fair value of Term Loans and warrants	99	2,100
Other	(11)	69
Other (expense) income, net	(340)	1,863

Loss before income taxes	(692)	(4,078)
Income tax expense	125	—
Net loss	$(817)	$(4,078)

Net loss per common share - basic and diluted	$(0.02)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	45,197,278	44,912,206

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Net loss	$(817)	$(4,078)
Unrealized gain on marketable securities	—	7
Unrealized foreign currency gain (loss)	5	(214)
Comprehensive loss	$(812)	$(4,285)

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(817)	$(4,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	682	737
Warranty provision (settlement)	20	(6)
Inventory obsolescence	26	73
Share-based compensation	419	391
Gain on change in fair value of warrants	(870)	(2,470)
Loss on change in fair value of Term Loans	771	370
Amortization of operating lease right of use asset	205	192
Accretion of investment of marketable securities	—	33
Changes in operating assets and liabilities:
Accounts receivable, net	(1,287)	259
Contract assets	(1,033)	—
Inventories, net	206	(260)
Prepaid expenses and other	(513)	(1,084)
Accounts payable	(711)	500
Customer deposit	10,636	—
Accrued and other liabilities	(534)	6,290
Net cash provided by operating activities	7,200	947
Investing Activities:
Purchases of marketable securities	—	(1,400)
Proceeds from maturities of marketable securities	41	4,102
Capital expenditures	—	(69)
Net cash provided by investing activities	41	2,633
Financing Activities:
Proceeds from exercise of stock options	34	1
Repayment of First Amendment Term Loan principal	(4,000)	—
Payment of minimum return on First Amendment Term Loan	(961)	—
Shares retained for payment of taxes in connection with exercise of stock options	(2)	—
Net cash (used in) provided by financing activities	(4,929)	1
Effect of foreign exchange rate on cash	5	(55)
Net increase in cash, cash equivalents, and restricted cash	2,317	3,526
Cash, cash equivalents and restricted cash, beginning of period	8,554	5,288
Cash, cash equivalents and restricted cash, end of period	$10,871	$8,814

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$10,286	$8,469
Restricted cash, current portion	—	95
Long-term restricted cash	585	250
Total cash, cash equivalents and restricted cash shown in the consolidated balance sheets	$10,871	$8,814

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Noncash investing and financing activities:
Change in unrealized gain on marketable securities	$—	$7
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$3

Supplemental disclosure of cash flow information
Cash paid for interest	$435	$368
Cash paid for taxes	$109	$11

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 15, 2025. The accompanying condensed consolidated balance sheet as of September 30, 2025, has been derived from the audited consolidated balance sheet as of September 30, 2025, contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of consolidation

The Company has six wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”), Genasys Communications Canada ULC, Genasys Puerto Rico, LLC, Zonehaven LLC (“Zonehaven”), Evertel Technologies LLC (“Evertel”), and one currently inactive subsidiary, Genasys America de CV. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts for expected credit losses, fair value of term loans and warrant liabilities, valuation of inventory, goodwill and intangible assets, warranty reserve, valuation of operating lease right of use assets and operating lease liabilities, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 2025, the amount of cash and cash equivalents was $10,286. As of September 30, 2025, the amount of cash and cash equivalents was $7,969.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of December 31, 2025 and September 30, 2025, restricted cash was $585 at both dates, and was restricted for a maintenance contract and corporate card program.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s allowance for credit losses was $65 as of both December 31, 2025 and September 30, 2025.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance. The Company’s historical credit losses have not been significant due to this dispersion and the financial stability of the Company’s customers. The Company considers its historical credit losses to be immaterial to its business and, therefore, has not provided all the disclosures otherwise required by the standard.

Term Loans

The Company determined that it is eligible for the fair value option (“FVO”) election in connection with the Term Loans (as defined below). The Term Loans meet the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the FVO under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the FVO. The FVO election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan. At the date of issuance, the fair value of the Term Loans were estimated using a discounted cash flow method. Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company’s own credit risk are recorded in other comprehensive income or loss in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Under the FVO, debt issuance costs are expensed as incurred and recorded in other expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for the Company’s annual periods beginning October 1, 2024, and interim periods beginning October 1, 2025. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements. Refer to “Note 18. Segment Information”, for additional information.

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. The standard is effective for fiscal years beginning after December 15, 2024, which means it will be effective for the Company’s fiscal year beginning October 1, 2025. The Company expects to adopt the standard in its consolidated financial statements for the fiscal year ending September 30, 2026 and is currently evaluating the impact of the adoption; however, the Company does not expect the adoption to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose, in tabular form, the disaggregation of relevant income statement expense captions into specified natural expense categories. In addition, in January 2025, the FASB issued ASU No. 2025-01 “ Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Interim Disclosure Effective Date Clarification” (“ASU 2025-01”). ASU 2025-01 clarifies that the new disaggregation disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027,which means it will be effective for the Company’s annual periods beginning October 1, 2027, and interim periods beginning October 1, 2028. The Company is currently evaluating the impact these updated standards will have on its disclosures within the consolidated financial statements.

In February 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The ASU provides clarifications and targeted improvements related to the application of the CECL model to trade receivables and contract assets. ASU 2025-05 is effective for fiscal years beginning after

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

December 15, 2025, including interim periods within those years. For the Company, this standard will be effective beginning October 1, 2026. The Company is currently evaluating the impact of this ASU, but does not expect it to have a material effect on its consolidated financial statements.

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

Long-term contracts - over-time revenue recognition using input cost measures

We recognize revenue for our Puerto Rico Early Warning System (EWS) project (the “Puerto Rico EWS Project”) over time in accordance with ASC 606-10-25-27(c), using a cost-to-cost input method that includes a zero-margin approach for uninstalled materials. As hardware costs are incurred, we record an equal amount of revenue, resulting in zero margin. We then measure overall project progress by comparing labor costs incurred to total estimated labor costs, excluding hardware from the calculation. This labor-based percentage of completion is applied to determine both the portion of hardware margin to be recognized on previously recorded zero-margin hardware and the amount of non-hardware revenue to record for the period.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Multiple performance obligation arrangements

The Company has entered into a number of arrangements that contain multiple performance obligations, such as the sale of a product or perpetual software licenses that may include maintenance and support (included in price of perpetual licenses) and time-based software licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In an arrangement with multiple performance obligations, the Company allocates the fair value of each element within the arrangement, including software and software-related services such as maintenance and support, using the known stand-alone selling price, or if unknown, an expected cost-plus margin approach to determine the stand-alone selling price. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are observable.

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

The Company disaggregates revenue by reporting segment (Hardware and Software) and geographically to depict the nature of revenue in a manner consistent with its business operations and to be consistent with other communications and public filings. Refer to “Note 18. Segment Information” and “Note 19. Major Customers, Suppliers and Related Information” for additional details of revenues by reporting segment and disaggregation of revenue.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of December 31, 2025 and September 30, 2025, including the change between the periods. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to “Note 9. Accrued and Other Liabilities” for additional details. Contract asset balance was $7,150 as of December 31, 2025, of which $7,058 related to the Puerto Rico EWS Project. Contract asset balance was $6,117 as of September 30, 2025, of which $6,025 related to the Puerto Rico EWS Project.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2025	$19,669	$5,743	$25,412
New performance obligations	22,785	1,822	24,607
Recognition of revenue as a result of satisfying performance obligations	(12,149)	(2,532)	(14,681)
Effect of exchange rate on deferred revenue	—	(1)	(1)
Balance as of December 31, 2025	$30,305	$5,032	$35,337
Less: non-current portion	—	(1,209)	(1,209)
Current portion as of December 31, 2025	$30,305	$3,823	$34,128

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $35,337, of which $25,289 , or 72% of the total performance obligations, was related to the Puerto Rico EWS Project. The Company expects to recognize revenue on approximately $34,128 or 97% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. The customer deposit balance as of December 31, 2025 included $25,038 for the Puerto Rico EWS Project.

For the three months ended December 31, 2025, the Company recognized $6,475 from the customer deposit balance and $2,188 from the deferred revenue balance, both as of September 30, 2025.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The valuation techniques used to measure the Term Loans and warrant liabilities were determined based on Level 3 inputs not observable in the market and

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

significant to the instruments’ valuations. Refer to “Note 11. Term Loans and Warrant Liabilities”, for additional information regarding the valuation techniques and significant inputs used.

Other than the Term Loans and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of December 31, 2025 or September 30, 2025. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended December 31, 2025 and September 30, 2025.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2025, and September 30, 2025. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income until recognized in earnings upon the sale or maturity of the security.

	December 31, 2025
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,152	$—	$—	$1,152	$1,152	$—	$—

Level 2:
Municipal securities	30	—	—	30	—	30	—
Subtotal	30	—	—	30	—	30	—

Total	$1,182	$—	$—	$1,182	$1,152	$30	$—

	September 30, 2025
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$105	$—	$—	$105	$105	$—	$—

Level 2:
Municipal securities	70	—	—	70	—	70	—
Subtotal	70	—	—	70	—	70	—

Total	$175	$—	$—	$175	$105	$70	$—

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There were no gross unrealized losses on available-for-sale debt securities as of December 31, 2025, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

As of December 31, 2025 and September 30, 2025, there were no unrealized loss positions related to available-for-sale debt securities.

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

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of these long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There were no impairments during the three months ended December 31, 2025 or December 31, 2024, respectively.

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2025. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

		Fair Value Measurements at September 30, 2025
Carrying Value	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain (Loss)
Operating Lease ROU Asset	$67	$—	$—	$67	$—

6. INVENTORIES, NET

Inventories, net consisted of the following:

	December 31, 2025	September 30, 2025
Raw materials	$205	$2,470
Finished goods	6,938	4,987
Work in process	2,744	2,636
Inventories, gross	9,887	10,093
Reserve for obsolescence	(1,314)	(1,288)
Inventories, net	$8,573	$8,805

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2025	September 30, 2025
Office furniture and equipment	$1,633	$1,633
Machinery and equipment	1,663	1,480
Leasehold improvements	2,294	2,294
Construction in progress	—	183
Property and equipment, gross	5,590	5,590
Accumulated depreciation	(4,570)	(4,465)
Property and equipment, net	$1,020	$1,125

Depreciation and amortization expense for property and equipment was $105 and $118 for the three months ended December 31, 2025 and 2024, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of December 31, 2025 and September 30, 2025, goodwill was $13,451 and $13,450, respectively. There were no additions or impairments to goodwill during the three months ended December 31, 2025 or December 31, 2024.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The changes in the carrying amount of goodwill by segment as of December 31, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2025	$—	$13,450	$13,450
Currency translation	—	1	1
Balance as of December 31, 2025	$—	$13,451	$13,451

The changes in the carrying amount of intangible assets by segment as of December 31, 2025, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2025	$12	$6,135	$6,147
Amortization	(1)	(576)	(577)
Currency translation	—	—	—
Balance as of December 31, 2025	$11	$5,559	$5,570

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $1.

The Company’s consolidated intangible assets consisted of the following:

	December 31, 2025	September 30, 2025
Technology	$14,285	$14,234
Customer relationships	2,112	2,063
Trade name portfolio	628	610
Patents	72	72
	17,097	16,979
Accumulated amortization	(11,527)	(10,832)
	$5,570	$6,147

As of December 31, 2025, future amortization expense was as follows:

Fiscal year ending September 30,
2026 (remaining nine months)	1,644
2027	2,048
2028	1,220
2029	329
2030	328
Thereafter	1
Total estimated amortization expense	$5,570

Amortization expense was $577 and $618 for the three months ended December 31, 2025 and 2024, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	September 30, 2025
Deposits for inventory	$6,689	$6,617
Puerto Rico sales tax receivable	602	491
Prepaid commissions	394	410
Spain value-added tax and bank withholdings	394	360
Prepaid professional services	311	345
Dues and subscriptions	244	207
Prepaid insurance	220	185
Trade shows and travel	61	60
Canadian goods and services and harmonized sales tax receivable	10	29
Other	154	38
	$9,079	$8,742

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future. The balance as of December 31, 2025 included $6,056 for the Puerto Rico EWS Project.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2025	September 30, 2025
Deferred revenue	$3,823	$4,265
Payroll and related	2,480	2,471
Accrued contract costs	688	550
Warranty reserve	82	62
Short-term provision	58	83
Other	145	20
Total	$7,276	$7,451

Deferred revenue

Deferred revenue as of December 31, 2025, included prepayments from customers for services, including extended warranty, scheduled to be performed within the next twelve months. Deferred extended warranty consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three Months Ended December 31,
	2025	2024
Beginning balance	$62	$76
Warranty provision	27	—
Warranty settlements	(7)	(6)
Ending balance	$82	$70

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

11. TERM LOANS AND WARRANT LIABILITIES

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

On May 9, 2025, the Company entered into a First Amendment to Term Loan and Security Agreement (the “First Amendment”), which amended the terms of the Loan Agreement. Pursuant to the First Amendment, the lenders (the “Lenders”) agreed to: (i) extend an additional term loan to the Company in the aggregate principal amount of $4,000 (the “First Amendment Term Loan” and with the Close Date Term Loan, the “Term Loans”), and (ii) provide a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4,000 (the “Additional Term Loan”). The terms of the existing $15,000 Close Date Term Loan remain

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

unchanged. As of December 31, 2025, the Additional Term Loan had not been drawn.

The Loan Agreement contains customary representation and warranties of the Company, affirmative and negative covenants, including without limitation restricting the Company from certain distributions, investments, indebtedness, sales of assets, loans and payments, of the Company, events of default and remedies thereupon, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties. All obligations under the Loan Agreement are secured by substantially all of the Company’s assets. As of December 31, 2025, the Company was in compliance with all financial and reporting covenants of the Loan Agreement.

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

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Close Date Term Loan at issuance and subsequently at each reporting date. The fair value of the Close Date Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 36.0% and 36.1% as of December 31, 2025 and September 30, 2025, respectively.

A summary of the changes in the fair value of the Close Date Term Loan Level 3 rollforward is as follows:

	Three Months Ended
	December 31, 2025	December 31, 2024
Beginning balance	$13,100	$12,010
Change in fair value in net loss	720	370
Ending balance	$13,820	$12,380

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

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the First Amendment Term Loan at issuance and subsequently at each reporting date. The fair value of the First Amendment Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 34.8% as of September 30, 2025.

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

The Company paid off the First Amendment Term Loan as of December 31, 2025.

Three Months Ended
December 31, 2025
Beginning balance	$4,910
Change in fair value in net loss	51
Payment	(4,961)
Ending balance	$—

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

The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	December 31,	September 30
	2025	2025
Discount Rate	3.6%	3.7%
Volatility	62.0%	62.6%

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

	Three Months Ended
	December 31, 2025	December 31, 2024
Beginning balance	$3,570	$6,640
Change in fair value in net loss	(870)	(2,470)
Ending balance	$2,700	$4,170

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

The Company is party to operating leases for office and production facilities and equipment under agreements that expire at various dates through fiscal year 2028. The Company elected the package of practical expedients permitted under the lease standard. In electing the practical expedient package, the Company is not required to reassess whether an existing or expired contract is or contains a lease, reassess the lease classification for expired or existing leases nor reassess the initial direct costs for leases that

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

commenced before the adoption of ASC 842. The Company also elected the short-term lease exemption such that the lease standard was applied to leases greater than one year in duration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The tables below show the operating lease ROU assets and liabilities as of September 30, 2025, and the balances as of December 31, 2025, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2025	$2,419
Less amortization of operating lease ROU assets	(205)
Operating lease ROU assets as of December 31, 2025	$2,214

Operating lease liabilities
Operating lease liabilities at September 30, 2025	$3,343
Less lease principal payments on operating lease liabilities	(276)
Operating lease liabilities as of December 31, 2025	3,067
Less non-current portion	(1,922)
Current portion as of December 31, 2025	$1,145

As of December 31, 2025, the Company’s operating leases have a weighted-average remaining lease term of 2.6 years and a weighted-average incremental borrowing rate of 4.23%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2026 (remaining nine months)	$933
2027	1,260
2028	1,047
2029	—
2030	—
Thereafter	—
Total undiscounted operating lease payments	3,240
Less imputed interest	(173)
Present value of operating lease liabilities	$3,067

For the three months ended December 31, 2025 and 2024, total lease expense under operating leases was approximately $239 and $235, respectively.

13. INCOME TAXES

The Company’s effective tax rate for the three months ended December 31, 2025 and 2024 was negative 18.1% and 0%, respectively.

For the three months ended December 31, 2025, the Company recorded an income tax expense of $125 using an estimated annual effective tax rate approach pursuant to ASC 740-270-25-2. For the three months ended December 31, 2024, the Company did not record an income tax benefit for the current period tax loss as the benefits were not expected to be realized during the current or future periods.

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

On November 19, 2025, Gerry Darden, individually and as representative of the estate of Stacey Darden, filed a lawsuit in Los Angeles Superior Court against Southern California Edison Company and Edison International (collectively, the “Edison Defendants”) and the Company, related to the wildfire that occurred in early January 2025 in the Eaton Canyon/Altadena area of Los Angeles County. In the complaint, the plaintiff alleges products liability and negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

On January 20, 2026, the Edison Defendants filed a cross-complaint in Los Angeles Superior Court against the Company and 11 other public and private entities related to the same wildfire, in a lawsuit that had been filed by Jeremy Gursey against the Edison Defendants. In the cross-complaint, the Edison Defendants allege negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seek unspecified contribution. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

15. SHARE-BASED COMPENSATION

Equity compensation plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) expired on January 19, 2025, with awards relating to 4,918,238 shares of common stock remaining outstanding under such plan. The 2025 Equity Incentive Plan (“2025 Equity Plan” and, together with the 2015 Equity Plan, the “Equity Plans”) was adopted by the Company’s Board of Directors on January 27, 2025 and approved by the Company’s stockholders on March 17, 2025. The 2025 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, up to an aggregate of 6,000,000 shares of common stock to employees, directors, advisors or consultants. As of December 31, 2025, there were options and restricted stock units outstanding covering 4,592,248 shares of common stock under the Equity Plans, and 5,197,129 shares of common stock available for grant, for a total of 9,789,377 shares of common stock authorized and unissued under the Equity Plans.

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

Stock options

A summary of the activity in options of the Company as of December 31, 2025, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2025	3,999,116	$2.71
Granted	279,500	$2.15
Forfeited/expired	(132,126)	$2.94
Exercised	(19,084)	$1.70
Outstanding December 31, 2025	4,127,406	$2.67
Exercisable December 31, 2025	1,946,720	$2.84

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2025 was $295 and $169, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

quarter, which was $2.15 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2025 was $32 and proceeds from these exercises were $32. The total intrinsic value of stock options exercised during the three months ended December 31, 2024 was $1 and proceeds from these exercises were $1.

The following table summarizes information about stock options outstanding as of December 31, 2025:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70-$1.70	662,791	5.17	$1.70	380,222	$1.70
$2.15-$2.45	319,500	9.38	$2.16	13,959	$2.26
$2.59-$2.59	694,750	5.93	$2.59	227,852	$2.59
$2.64-$2.68	85,000	4.49	$2.67	52,292	$2.67
$2.69-$2.69	1,000,000	3.77	$2.69	200,000	$2.69
$2.70-$3.39	702,138	4.16	$2.92	542,763	$2.98
$3.40-$6.87	663,227	2.89	$3.68	529,632	$3.71
	4,127,406	4.73	$2.67	1,946,720	$2.84

The Company recorded $229 and $242 of stock option compensation expense for employees, directors and consultants for the three months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there were approximately $1,505 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 1.5 years. To the extent the forfeiture rate is different from what the Company anticipated, share-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options that vest without a market condition granted during the three months ended December 31, 2025 and 2024, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Three Months Ended December 31,
	2025	2024
Volatility	61.6%	60.7%
Risk-free interest rate	3.6%	4.1%
Dividend yield	0.0%	0.0%
Expected term in years	3.7	3.6

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options granted under the Company’s 2015 Equity Plan was seven years, and ten years for options granted under the Company’s 2025 Equity Plan. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend for the three months ended December 31, 2025 and December 31, 2024.

Performance-based stock options

On October 8, 2022, the Company awarded performance-based stock options (“PVOs”) to purchase 800,000 shares of the Company’s common stock to an executive officer, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal year 2025 and 2026, including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive officer being employed by the Company at the time the Company achieves such financial targets. The Company did not record compensation expense related to these options. Those PVOs were cancelled in January 2026.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved for compensation expense to be recognized. The Company recorded $3 of compensation expense related to these options during the three months ended December 31, 2024. The grant recipient is no longer employed by the Company, and the previously recorded PVO expense was reversed and included in the stock option compensation expense above.

The Company did not grant any PVOs during the three months ended December 31, 2025. As of December 31, 2025, there was no unrecognized compensation related to PVOs.

Restricted stock units

Compensation expense for RSUs was $190 and $149 for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $537 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.2 years.

A summary of the Company’s RSUs as of December 31, 2025, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2025	277,342	$2.62
Granted	219,555	$2.20
Vested	(32,055)	$2.34
Forfeited/cancelled	—	$—
Outstanding December 31, 2025	464,842	$2.44

Performance-based units

On December 24, 2025, the Company granted 70,000 restricted stock units to its Chief Financial Officer, of which 35,000 were performance-based RSUs. Vesting is subject to the achievement of specified operational performance targets and continued employment. The Company has recognized compensation expense for the portion of the award deemed probable as of December 31, 2025. This RSU expense was included in the RSU expense above.

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended December 31,
	2025	2024
Cost of revenues	$21	$17
Selling, general and administrative	353	326
Research and development	45	48
	$419	$391

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2025 and 2024, respectively (amounts in thousands, except par value and share amounts):

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of September 30, 2025	45,161,172	$451	$127,384	$(125,904)	$687	$2,167
Share-based compensation expense	—	—	419	—	—	419
Issuance of common stock upon exercise of stock options, net	19,084	—	32	—	—	32
Issuance of common stock upon vesting of restricted stock units	32,055	—	—	—	—	—
Other comprehensive income	—	—	—	—	5	5
Net loss	—	—	—	(817)	—	(817)
Balance as of December 31, 2025	45,212,311	$451	$127,835	$(126,721)	$692	$1,806

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of September 30, 2024	44,631,030	$446	$125,690	$(107,792)	$(335)	$17,563
Share-based compensation expense	—	—	391	—	—	391
Issuance of common stock upon exercise of stock options, net	667	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	27,666	—	—	—	—	—
Obligation to issue common stock in Evertel acquisition	270,271	3	—	—	—	—
Other comprehensive loss	—	—	—	—	(207)	(207)
Net loss	—	—	—	(4,078)	—	(4,078)
Balance as of December 31, 2024	44,929,634	$449	$126,082	$(111,870)	$(542)	$13,670

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

No shares of preferred stock were outstanding as of December 31, 2025 or September 30, 2025.

Dividends

There were no dividends declared in the three months ended December 31, 2025 and 2024.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended December 31,
	2025	2024
Net loss	$(817)	$(4,078)

Basic and diluted loss per share	$(0.02)	$(0.09)

Weighted average shares outstanding – basic	45,197,278	44,912,206
Weighted average shares outstanding – diluted	45,197,278	44,912,206

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	4,127,406	4,660,198
RSU	464,842	270,393
Warrants	3,068,182	3,068,182
Total	7,660,430	7,998,773

18. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of critical communications hardware and software solutions designed to alert, inform, and protect. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia.

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, Richard Danforth. As reviewed by the CODM, the Company evaluates the performance of each segment based on sales, gross margin, operating income (loss), certain expenses including sales and marketing expense, research and development expense, depreciation and amortization expense, and share-based compensation expense to allocate resources in the annual planning process. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The operating segments are not evaluated using asset information. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures for three months ended December 31, 2025:

	Three Months Ended
	December 31, 2025
	Hardware	Software
Revenues	$14,794	$2,271
Cost of revenues	7,907	975
Gross profit	6,887	1,296
Gross margin	47%	57%

Operating expenses:
Selling, general and administrative	4,049	2,591
Research and development	941	954
Total operating expenses	4,990	3,545
Income (loss) from operations	1,897	(2,249)

Other expenses:
Depreciation and amortization expense	88	594
Share-based compensation	339	80

Income (loss) before income taxes	1,530	(2,222)
Income tax expense	125	—
Net income (loss)	$1,405	$(2,222)

The following table presents the Company’s segment disclosures for three months ended December 31, 2024:

	Three Months Ended
	December 31, 2024
	Hardware	Software
Revenues	$4,627	$2,313
Cost of revenues	2,964	798
Gross profit	1,663	1,515
Gross margin	36%	65%

Operating expenses:
Selling, general and administrative	4,019	2,815
Research and development	795	1,490
Total operating expenses	4,814	4,305
Loss from operations	(3,151)	(2,790)

Other expenses:
Depreciation and amortization expense	97	640
Share-based compensation	310	81

Loss before income taxes	(1,311)	(2,767)
Income tax expense	—	—
Net loss	$(1,311)	$(2,767)

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment assets as of December 31, 2025 and September 30, 2025:

	December 31,	September 30,
	2025	2025
Long-lived assets
Hardware	$957	$1,046
Software	5,633	6,226
	$6,590	$7,272

Total assets
Hardware	$46,853	$40,908
Software	20,793	22,961
	$67,646	$63,869

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended December 31, 2025, revenues from two customers accounted for 58% and 10% of total revenues with no other single customer accounting for more than 10% of revenues. As of December 31, 2025, accounts receivable from two customers accounted for 70% and 13% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenue from customers in the United States was $12,697 and $4,666 for the three months ended December 31, 2025 and 2024, respectively. Revenues are attributed to countries based on customer’s delivery location.

The following table summarizes revenues by geographic region:

	Three months ended December 31,
	2025	2024
Americas	$12,763	$4,862
Asia Pacific	2,390	1,037
Europe, Middle East and Africa	1,912	1,041
Total Revenues	$17,065	$6,940

The following table summarizes long-lived assets by geographic region:

	December 31, 2025	September 30, 2025
United States	$6,516	$7,181
Europe, Middle East and Africa	74	91
Total long lived assets	$6,590	$7,272

20. SUBSEQUENT EVENT

On January 26, 2026, the Company’s Board of Directors and Compensation Committee approved revisions to the compensation arrangement for the Company’s Chief Executive Officer for fiscal year 2026. The revised arrangement includes a base salary, eligibility for a performance-based cash bonus, and grants of an aggregate of 400,000 restricted stock units under the Company’s 2025 Equity Plan, consisting of time-based and performance-based awards. In connection with these grants, certain previously outstanding performance-based stock options were cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2025. All dollar amounts presented in this section are in thousands.

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

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such risks and uncertainties include, but are not limited to, risks relating to receiving timely payment under, regulatory uncertainties surrounding, or disruptions in governmental support or funding of, the Puerto Rico project, our reliance on a limited number of customers, the likely need for additional capital, actual or perceived failures or breaches of our information and security systems, continued funding of government spending, the timing of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, effects of continued geopolitical unrest and regional conflicts, competition, changes in technology and methods of marketing, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, market acceptance of the Company’s products, shortages in components or price increases that cannot be passed on to customers, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, difficulties in retaining key employees and customers, changes in the market for microcap stocks regardless of growth and value and various other factors beyond our control. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (especially the “Liquidity and Capital Resources” section) and the section “Risk Factors” in this report and in our Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

For purposes of this Quarterly Report, the terms “we,” “us,” “our” “Genasys” and the “Company” refer to Genasys Inc. and its consolidated subsidiaries.

Overview

We are a global provider of Protective Communications™ solutions (“Protective Communications”), including our Genasys Protect® software platform (“Genasys Protect”) and Genasys Acoustics (“Acoustics”) and Long Range Acoustic Device® (“LRAD®”) hardware products. Our unified software platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. Genasys’ customers use this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

LRAD by Genasys products broadcast audible voice messages with exceptional clarity from close range out to 5,000 meters. We have a history of successfully delivering innovative products, systems, and solutions for mission critical situations, pioneering the

Acoustic Hailing Device (“AHD”) market with the introduction of our LRAD in 2002, and creating the first multi-directional, voice-based public safety mass notification systems in 2012, and the first AHDs with a digital interface for remote operations in 2023. Building on our proven, best in class, and reliable solutions, we offer the first and only unified, end-to-end Protective Communications platform.

Software Products

The Genasys Protect Platform

The Complete Protective Communications Platform

The Genasys Protect platform provides a full suite of Protective Communications tools for many hazards, designed to provide targeted emergency communication, data-driven decision making, secure inter- and intra-agency collaboration, and more. By enabling communications with precision, speed and clarity, Genasys Protect helps to enable preparedness, responsiveness, and collaboration to keep people, assets, and operations protected against the impacts of natural disasters, terrorism, violent civil unrest, and other dangerous situations, as well as power failures, facility shutdowns, and other non-emergency operational disruptions.

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
4.
Unified Viewpoint: One common safety operating picture provides real-time visibility into our customers’ people, assets, and environment by combining first-party data from asset / people-management platforms and IoT sensors with third-party data sources, including the Federal Emergency Management Agency, National Oceanic and Atmospheric Administration, Department of Homeland Security, and more.
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

The Genasys Evertel Platform

Genasys Evertel is a leading cross-agency, Criminal Justice Information Services compliant, collaboration platform that streamlines and secures team and one-on-one communications for first responders and public safety agencies. With real-time intelligence sharing that exceeds regulatory privacy requirements for public agencies, Genasys Evertel’s instant communication platform empowers first responders and public safety personnel to collaborate and share information in a single space with text, videos, images, and audio from any location. Genasys Evertel provides a secure space where professionals can exchange information, make decisions, and collaborate with trust in data security. Record retention policies drive compliance that allows agencies and personnel to communicate securely.

Enabling public safety professionals to collaborate with other agencies throughout their region, state, and country, Genasys Evertel provides real-time interoperability to address critical events and crisis situations through coordinated efforts. Genasys Evertel data is protected and secured through high-level data encryption within a secure, U.S. based, government-only cloud environment.

Hardware Products

Genasys Acoustics

Acoustics unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. Acoustics systems feature the industry’s highest Speech Transmission Index, large directional and omni-directional broadcast coverage areas, and an array of options, including solar power, battery backup, and satellite connectivity that enable the systems to continue to operate when power and telecommunications infrastructure goes down.

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

Recent Business Developments

Business developments during the first three months of fiscal year 2026:

•
Received a $1,000 international LRAD-RT order for bird and wildlife preservation.
•
Entered into a strategic partnership with law enforcement and crisis communications leader Julie Parker Communications.
•
Announced $1,000 Genasys Acoustics order from a nuclear energy operator
•
In accordance with the terms of the First Amendment, dated May 9, 2025, to the Term Loan and Security Agreement among the Company, Evertel Technologies, LLC, Zonehaven LLC, Genasys Puerto Rico, LLC, the lenders from time to time party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent (the “Close Date Term Loan”), on December 29, 2025, the Company repaid in full the additional $4 million term loan extended pursuant to such amendment (the “First Amendment Term Loan” and with the Close Date Term Loan, the “Term Loans”), plus related interest and fees.

In addition, on January 23, 2026, the Company announced that the first two groups under its Puerto Rico Early Warning System project (the “Puerto Rico EWS Project”) had been completed in line with the project plan and scheduled milestones. Genasys does not expect to receive additional compensation with respect to these two groups.

Trends and Uncertainties

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

From October 1, 2025 to November 12, 2025, the federal government of the United States was in a shutdown as Congress failed to pass appropriations legislation for the 2026 fiscal year. On November 10, 2025, Congress passed a continuing resolution (“CR”), which funded the government at existing spending levels through January 30, 2026. On February 3, 2026, a funding appropriation bill was passed by Congress and signed by the President which covers the majority of U.S. Government spending for the 2026 fiscal year. However, the funding bill excluded the Department of Homeland Security, which includes FEMA. Funding for the Department of Homeland Security remains subject to further negotiations.

Critical Accounting Policies and Estimates

We have identified a number of accounting policies and estimates as critical to our business operations and the understanding of our results of operations. These are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2025. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when such policies affect our reported and expected financial results.

The methods, estimates and judgments we use in applying our accounting policies and estimates, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), involve a significant level of estimation uncertainty and have a significant impact on the results we report in our financial statements, including with respect to financial conditions and results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of Results of Operations for the Three Months Ended December 31, 2025 and 2024 (in thousands)

	Three Months Ended
	December 31, 2025		December 31, 2024
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$14,261	83.6%	$4,144	59.7%	$10,117	244.1%
Contract and other	2,804	16.4%	2,796	40.3%	8	0.3%
Total revenues	17,065	100.0%	6,940	100.0%	10,125	145.9%

Cost of revenues	8,882	52.0%	3,762	54.2%	(5,120)	(136.1)%
Gross profit	8,183	48.0%	3,178	45.8%	5,005	157.5%

Operating expenses
Selling, general and administrative	6,640	38.9%	6,834	98.5%	194	2.8%
Research and development	1,895	11.1%	2,285	32.9%	390	17.1%
Total operating expenses	8,535	50.0%	9,119	131.4%	584	6.4%

Loss from operations	(352)	(2.1%)	(5,941)	(85.6%)	5,589	(94.1)%

Other (expense) income, net	(340)	(2.0%)	1,863	26.8%	(2,203)	N/A

Loss before income taxes	(692)	(4.1%)	(4,078)	(58.8%)	3,386	83.0%
Income tax expense	125	0.7%	—	0.0%	(125)	N/A
Net loss	$(817)	(4.8%)	$(4,078)	(58.8%)	$3,261	80.0%

Net revenue
Hardware	$14,794	86.7%	$4,627	66.7%	10,167	219.7%
Software	2,271	13.3%	2,313	33.3%	(42)	(1.8)%
Total net revenue	$17,065	100.0%	$6,940	100.0%	$10,125	145.9%

US v International Revenue
US Revenue	$12,697	74.4%	$4,661	67.2%	$8,036	172.4%
International Revenue	4,368	25.6%	2,279	32.8%	2,089	91.7%
Total	$17,065	100.0%	$6,940	100.0%	$10,125	145.9%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $10,125, or 146%, compared with the first fiscal quarter of the prior year. Hardware revenue increased $10,167, or 220%, and software revenue decreased $42 or 2%, respectively, compared with the prior year period. The higher hardware revenue in the first quarter of fiscal year 2026 was largely due to the strong backlog at the start of the fiscal year compared with the prior year period, and included $9.8 million of revenue from our Puerto Rico EWS Project. As of December 31, 2025, we had aggregate deferred revenue of $3,823 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit increased $5,005, or 157%, compared with the same quarter last year. The increase was due to higher revenue from hardware. Gross profit as a percentage of sales was higher compared with the prior year period primarily due to a favorable mix of higher hardware revenue and increased higher margin hardware revenue in the first quarter of fiscal year 2026.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $194, or 3% compared to the prior year period. The decrease was largely due to a $409 decrease in professional service-related expenses, partially offset by a $240 increase in sales representative commission.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2025 and 2024 of $353 and $326, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales based on sales channels.

Research and Development Expenses

Research and development expenses decreased $390, or 17%, in the first quarter of fiscal year 2026 compared to the prior year period due to a decrease in employee expense driven by headcount reduction and professional services expense.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the three months ended December 31, 2025 and 2024 of $45 and $48, respectively.

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

Other (Expense) Income, Net

Other expense, net was $340 in the first quarter of this fiscal year, compared to other income, net of $1,863 in the prior year period. The change of $2,203 included a $2,001 loss from the change in the fair value of the Term Loans and warrants.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended December 31,
	2025	2024
Net loss	$(817)	$(4,078)
Interest income	7	62
Interest expense	435	368
Income tax expense	125	—
Depreciation and amortization	682	737
EBITDA	$418	$(3,035)
Non-GAAP Adjustments
Stock-based compensation	419	391
Change in fair value of Term Loans and warrants	99	2,100
Other non-recurring expense (income)*	11	(69)
Adjusted EBITDA	$749	$(4,813)

* Other non-recurring expense (income) consists of one-time legal fees and consulting fees and gain/loss on sale of assets, which we do not consider indicative of ongoing operations

Segment Results

Segment results include net sales and operating income by segment. Corporate expenses, including various administrative expenses and costs of a publicly traded company, are included in the Hardware segment as per historical financial reporting.

Comparison of Segment Adjusted EBITDA for the Three Months Ended December 31, 2025 and 2024 (in thousands)

	Hardware				Software
	Three Months Ended				Three Months Ended
	December 31,		Fav (Unfav)		December 31,		Fav (Unfav)
	2025	2024	$	%	2025	2024	$	%
Revenue	$14,794	$4,627	$10,167	219.7%	$2,271	$2,313	$(42)	(1.8)%
Operating income (loss)	1,897	(3,151)	5,048	160.2%	(2,249)	(2,790)	541	19.4%
Net income (loss)	1,405	(1,311)	2,716	207.2%	(2,222)	(2,767)	545	19.7%

Reconciliation of GAAP to Non-GAAP
Other expense (income), net	367	(1,840)	(2,207)	(119.9)%	(27)	(23)	4	17.4%
Income tax expense	125	—	(125)	NA	—	—	—	NA
Depreciation and amortization	88	97	9	9.3%	594	640	46	7.2%
Share-based compensation	339	310	(29)	(9.4)%	80	81	1	1.2%
Adjusted EBITDA	$2,324	$(2,744)	$5,068	184.7%	$(1,575)	$(2,069)	$494	23.9%

Hardware Segment

Hardware segment revenue increased $10,167, or 220%, compared to the prior year period. The increase was largely due to the higher backlog at the start of this fiscal year compared to the prior year period.

Operating income was $1,897 in the first quarter of fiscal year 2026 compared to an operating loss of $3,151 in the prior year period, with the improvement primarily due to higher revenue and resultant gross profit, as well as a reduction in operating expenses.

Software Segment

Software segment revenue decreased $42, or 2%, compared to the prior year period. This is primarily due to a reduction of non-recurring revenue compared to the prior year period.

Operating loss decreased $541 in the first quarter of the current fiscal year compared to the prior year period due to lower operating expenses in payroll and benefits and a reduction in professional service and software development.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2025 were $10,286, compared with $7,969 as of September 30, 2025. We had short-term marketable securities of $30 as of December 31, 2025, compared with $70 as of September 30, 2025.

Our internal sources of liquidity include cash and cash equivalents, short-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods. Our primary external source of liquidity consists of our Term Loans, although we have also relied in the past, and may rely in the future, on equity offerings. The disclosure on our Term Loans contained in “Note 11. Term Loans and Warrant Liabilities” in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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
•
introduction of competing technologies;
•
product mix and effect on margins, including the impact of tariffs on margins;
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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three Months Ended
	December 31, 2025	December 31, 2024
Cash provided by (used in):
Operating activities	$7,200	$947
Investing activities	$41	$2,633
Financing activities	$(4,929)	$1

Operating Activities

During the three months ended December 31, 2025, net cash provided by operating activities was $7,200, resulting from a net loss of $817, and adjusted for a net cash increase from changes in our operating assets and liabilities of $6,764 and an increase in non-cash expenses of $1,253. The net cash increase from changes in our operating assets and liabilities consisted primarily of a $10,636 increase in customer deposits primarily driven by the deposit received from our Puerto Rico EWS Project and a $206 decrease in inventory, offset by a $1,287 increase in accounts receivable, $1,033 increase in contract assets, $711 decrease in accounts payable related to procurement of inventory, $534 decrease in accrued liabilities, and $513 increase in prepaid expenses and other expenses, mostly driven by the prepayment made for hardware for our Puerto Rico EWS Project. Non-cash expense adjustments of $1,253, consisted primarily of a $771 loss on fair value of Term Loans driven by the closer maturity term, $682 depreciation and amortization, $419 share-based compensation and $205 amortization of operating lease ROU assets, offset by a $870 gain on fair value of warrants driven mostly by our stock price.

Investing Activities

During the three months ended December 31, 2025, net cash provided by investing activities was $41, primarily due to the net proceeds received from the maturities of investments in our holdings in marketable securities. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2026.

Financing Activities

In the three months ended December 31, 2025, net cash used in financing activities was $4,929, primarily due to the repayment of $4,000 of principal on the First Amendment Term Loan and the payment of $961 related to the minimum return amount on the First Amendment Term Loan.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in “Note 3. Recent Accounting Pronouncements”, to our condensed consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

As previously disclosed, on November 19, 2025, Gerry Darden, individually and as representative of the estate of Stacey Darden, filed a lawsuit in Los Angeles Superior Court against Southern California Edison Company and Edison International (collectively, the “Edison Defendants”) and the Company, related to the wildfire that occurred in early January 2025 in the Eaton Canyon/Altadena area of Los Angeles County. In the complaint, the plaintiff alleges products liability and negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

On January 20, 2026, the Edison Defendants filed a cross-complaint in Los Angeles Superior Court against the Company and 11 other public and private entities related to the same wildfire, in a lawsuit that had been filed by Jeremy Gursey against the Edison

Defendants. In the cross-complaint, the Edison Defendants allege negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seek unspecified contribution. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

Item 6. Exhibits.

10.1

A&R Cooperation Agreement, dated as of December 19, 2025, by and among Genasys Inc., Nicoya Capital LLC, Nicoya Fund LLC and Nicoya Genasys-SPV LLC. Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 29, 2025

10.2	Letter Agreement, dated December 24, 2025, by and between Genasys Inc. and Cassandra Hernandez-Monteon.*

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

GENASYS INC.

Date: February 10, 2026	By:	/s/ Cassandra L. Hernandez-Monteon
Cassandra L. Hernandez-Monteon, Chief Financial Officer
(Principal Financial Officer)