Form 10-Q
period 2026-03-31
Genasys Inc.
filed 2026-05-14
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on May 8, 2026 was 45,542,009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$931	$7,969
Short-term marketable securities	30	70
Accounts receivable, net of allowance for credit losses of $65	13,076	7,596
Contract assets	3,326	6,117
Inventories, net	9,670	8,805
Prepaid expenses and other	11,782	8,742
Total current assets	38,815	39,299

Long-term restricted cash	585	585
Property and equipment, net	948	1,125
Goodwill	13,401	13,450
Intangible assets, net	4,993	6,147
Operating lease right of use assets, net	2,003	2,419
Other assets	885	844
Total assets	$61,630	$63,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,653	$8,181
Customer deposit	19,192	19,669
Accrued liabilities	8,542	7,451
Operating lease liabilities, current portion	1,162	1,125
Notes payable, at fair value - short term	14,610	18,010
Total current liabilities	53,159	54,436

Warrant liability	2,010	3,570
Deferred revenue, noncurrent	1,811	1,478
Operating lease liabilities, noncurrent	1,622	2,218
Total liabilities	58,602	61,702

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 45,482,009 and 45,161,172 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	—	—
Additional paid-in capital	128,391	127,384
Accumulated deficit	(125,998)	(125,904)
Accumulated other comprehensive income	635	687
Total stockholders' equity	3,028	2,167
Total liabilities and stockholders' equity	$61,630	$63,869

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues:
Product sales	$12,726	$3,070	$26,987	$7,214
Contract and other	2,779	3,862	5,583	6,658
Total revenues	15,505	6,932	32,570	13,872
Cost of revenues	5,686	4,322	14,568	8,084

Gross profit	9,819	2,610	18,002	5,788

Operating expenses
Selling, general and administrative	6,206	6,648	12,846	13,482
Research and development	2,331	2,217	4,226	4,502
Total operating expenses	8,537	8,865	17,072	17,984

Income (loss) from operations	1,282	(6,255)	930	(12,196)

Other (expense) income
Interest income	12	37	19	98
Interest expense	(325)	(350)	(760)	(718)
Change in fair value of Term Loans and warrants	(100)	520	(1)	2,620
Other	(1)	(20)	(12)	50
Other (expense) income, net	(414)	187	(754)	2,050

Income (loss) before income taxes	868	(6,068)	176	(10,146)
Income tax expense	145	71	270	71
Net income (loss)	$723	$(6,139)	$(94)	$(10,217)

Net income (loss) per common share:
Basic	$0.02	$(0.14)	$(0.00)	$(0.23)
Diluted	$0.02	$(0.14)	$(0.00)	$(0.23)
Weighted average common shares outstanding:
Basic	45,268,405	45,002,197	45,232,617	44,956,697
Diluted	46,006,026	45,002,197	45,232,617	44,956,697

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$723	$(6,139)	$(94)	$(10,217)
Unrealized gain on marketable securities	—	(1)	—	(8)
Unrealized foreign currency gain (loss)	(57)	88	(52)	(112)
Comprehensive income (loss)	$666	$(6,052)	$(146)	$(10,337)

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(94)	$(10,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,371	1,428
Warranty provision (settlement)	72	(12)
Inventory obsolescence	101	165
Loss on disposition of fixed assets	—	6
Share-based compensation	970	805
Gain on change in fair value of warrants	(1,560)	(3,420)
Loss on change in fair value of Term Loans	1,561	800
Amortization of operating lease right of use asset	413	379
Accretion of investment of marketable securities	—	(40)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,483)	(340)
Contract assets	2,791	—
Inventories, net	(967)	(1,527)
Prepaid expenses and other	(3,296)	(1,369)
Accounts payable	1,476	151
Customer deposit	(477)	—
Accrued and other liabilities	1,009	7,816
Net cash used in operating activities	(2,113)	(5,375)
Investing Activities:
Purchases of marketable securities	—	(1,401)
Proceeds from maturities of marketable securities	41	8,086
Capital expenditures	(41)	(224)
Net cash provided by investing activities	—	6,461
Financing Activities:
Proceeds from exercise of stock options	40	43
Repayment of First Amendment Term Loan principal	(4,000)	—
Payment of minimum return on First Amendment Term Loan	(961)	—
Shares retained for payment of taxes in connection with exercise of stock options	(2)	—
Shares retained for payment of taxes in connection with settlement of restricted stock units	(1)	(18)
Net cash (used in) provided by financing activities	(4,924)	25
Effect of foreign exchange rate on cash	(1)	(54)
Net decrease in cash, cash equivalents, and restricted cash	(7,038)	1,057
Cash, cash equivalents and restricted cash, beginning of period	8,554	5,290
Cash, cash equivalents and restricted cash, end of period	$1,516	$6,347

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$931	$5,667
Restricted cash, current portion	—	95
Long-term restricted cash	585	585
Total cash, cash equivalents and restricted cash shown in the consolidated balance sheets	$1,516	$6,347

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Noncash investing and financing activities:
Change in unrealized gain on marketable securities	$—	$7
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$3

Supplemental disclosure of cash flow information
Cash paid for interest	$760	$368
Cash paid for taxes	$260	$11

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2026, the amount of cash and cash equivalents was $931. As of September 30, 2025, the amount of cash and cash equivalents was $7,969.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of March 31, 2026 and September 30, 2025, restricted cash was $585 at both dates, and was restricted for a maintenance contract and corporate card program.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s allowance for credit losses was $65 as of both March 31, 2026 and September 30, 2025.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of March 31, 2026 and September 30, 2025, including the change between the periods. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to “Note 9. Accrued and Other Liabilities” for additional details. Contract asset balance was $3,326 as of March 31, 2026, of which $3,221 related to the Puerto Rico EWS Project. Contract asset balance was $6,117 as of September 30, 2025, of which $6,025 related to the Puerto Rico EWS Project.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2025	$19,669	$5,743	$25,412
New performance obligations	31,445	4,581	36,026
Recognition of revenue as a result of satisfying performance obligations	(31,922)	(4,802)	(36,724)
Effect of exchange rate on deferred revenue	—	(1)	(1)
Balance as of March 31, 2026	$19,192	$5,521	$24,713
Less: non-current portion	—	(1,811)	(1,811)
Current portion as of March 31, 2026	$19,192	$3,710	$22,902

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $24,713, of which $14,518, or 59% of the total performance obligations, was related to the Puerto Rico EWS Project. The Company expects to recognize revenue on approximately $22,902 or 93% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. The customer deposit balance as of March 31, 2026 included $14,292 for the Puerto Rico EWS Project.

For the six months ended March 31, 2026, the Company recognized $8,937 from the customer deposit balance and $5,115 from the deferred revenue balance, both as of September 30, 2025.

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

Other than the Term Loans and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of March 31, 2026 or September 30, 2025. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2026 and September 30, 2025.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2026, and September 30, 2025. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income until recognized in earnings upon the sale or maturity of the security.

	March 31, 2026
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$157	$—	$—	$157	$157	$—	$—

Level 2:
Municipal securities	30	—	—	30	—	30	—
Subtotal	30	—	—	30	—	30	—

Total	$187	$—	$—	$187	$157	$30	$—

	September 30, 2025
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$105	$—	$—	$105	$105	$—	$—

Level 2:
Municipal securities	70	—	—	70	—	70	—
Subtotal	70	—	—	70	—	70	—

Total	$175	$—	$—	$175	$105	$70	$—

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There were no gross unrealized losses on available-for-sale debt securities as of March 31, 2026, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

As of March 31, 2026 and September 30, 2025, there were no unrealized loss positions related to available-for-sale debt securities.

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

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of these long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There were no impairments during the three and six months ended March 31, 2026 and 2025, respectively.

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2025. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

		Fair Value Measurements at September 30, 2025
Carrying Value	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain (Loss)
Operating Lease ROU Asset	$67	$—	$—	$67	$—

6. INVENTORIES, NET

Inventories, net consisted of the following:

	March 31, 2026	September 30, 2025
Raw materials	$2,754	$2,470
Finished goods	2,166	4,987
Work in process	6,139	2,636
Inventories, gross	11,059	10,093
Reserve for obsolescence	(1,389)	(1,288)
Inventories, net	$9,670	$8,805

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2026	September 30, 2025
Office furniture and equipment	$1,622	$1,633
Machinery and equipment	1,663	1,480
Leasehold improvements	2,294	2,294
Vehicles	41	—
Construction in progress	—	183
Property and equipment, gross	5,620	5,590
Accumulated depreciation	(4,672)	(4,465)
Property and equipment, net	$948	$1,125

Depreciation and amortization expense for property and equipment was $112 and $108 for the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization expense for property and equipment was $217 and $226 for the six months ended March 31, 2026 and 2025, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of March 31, 2026 and September 30, 2025, goodwill was $13,401 and $13,450, respectively. There were no additions or impairments to goodwill during the six months ended March 31, 2026 or March 31, 2025.

The changes in the carrying amount of goodwill by segment as of March 31, 2026, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2025	$—	$13,450	$13,450
Currency translation	—	(49)	(49)
Balance as of March 31, 2026	$—	$13,401	$13,401

The changes in the carrying amount of intangible assets by segment as of March 31, 2026, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2025	$12	$6,135	$6,147
Amortization	(1)	(1,153)	(1,154)
Balance as of March 31, 2026	$11	$4,982	$4,993

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $49.

The Company’s consolidated intangible assets consisted of the following:

	March 31, 2026	September 30, 2025
Technology	$14,272	$14,234
Customer relationships	2,100	2,063
Trade name portfolio	623	610
Patents	72	72
	17,067	16,979
Accumulated amortization	(12,074)	(10,832)
	$4,993	$6,147

As of March 31, 2026, future amortization expense was as follows:

Fiscal year ending September 30,
2026 (remaining six months)	1,067
2027	2,048
2028	1,220
2029	329
2030	328
Thereafter	1
Total estimated amortization expense	$4,993

Amortization expense was $577 and $584 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense was $1,154 and $1,202 for the six months ended March 31, 2026 and 2025, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	September 30, 2025
Deposits for inventory	$8,471	$6,617
Prepaid insurance	1,050	185
Puerto Rico sales tax receivable	687	491
Prepaid commissions	425	410
Spain value-added tax and bank withholdings	383	360
Dues and subscriptions	241	207
Prepaid professional services	191	345
Trade shows and travel	103	60
Canadian goods and services and harmonized sales tax receivable	59	29
Other	172	38
	$11,782	$8,742

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future. The balance as of March 31, 2026 included $7,800 for the Puerto Rico EWS Project.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2026	September 30, 2025
Deferred revenue	$3,710	$4,265
Payroll and related	2,886	2,471
Accrued contract costs	1,489	550
Income tax liability	290	20
Warranty reserve	134	62
Short-term provision	33	83
Total	$8,542	$7,451

Deferred revenue

Deferred revenue as of March 31, 2026, included prepayments from customers for services, including extended warranty, scheduled to be performed within the next twelve months. Deferred extended warranty consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

Payroll and related

Accrued payroll and related obligations consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits.

Accrued contract costs

Accrued contract costs consisted of accrued expenses for contracting a third-party service provider to fulfill repair and maintenance obligations required under a contract with a foreign military for units sold in prior periods. Payments to the service provider will be made annually upon completion of each year of service. The Company is contractually obligated to provide such repair and maintenance services through November 2027. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	Six Months Ended March 31,
	2026	2025
Beginning balance	$62	$76
Warranty provision	82	1
Warranty settlements	(10)	(12)
Ending balance	$134	$65

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

On May 9, 2025, the Company entered into a First Amendment to Term Loan and Security Agreement (the “First Amendment”), which amended the terms of the Loan Agreement. Pursuant to the First Amendment, the lenders (the “Lenders”) agreed to: (i) extend an additional term loan to the Company in the aggregate principal amount of $4,000 (the “First Amendment Term Loan” and with the Close Date Term Loan, the “Term Loans”), and (ii) provide a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4,000 (the “Additional Term Loan”). The terms of the existing $15,000 Close Date Term Loan remain

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

unchanged. As of March 31, 2026, the Additional Term Loan had not been drawn.

The Loan Agreement contains customary representation and warranties of the Company, affirmative and negative covenants, including without limitation restricting the Company from certain distributions, investments, indebtedness, sales of assets, loans and payments, of the Company, events of default and remedies thereupon, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties. All obligations under the Loan Agreement are secured by substantially all of the Company’s assets. As of March 31, 2026, the Company was not in compliance with the minimum cash requirement covenant in the Loan Agreement and signed a waiver with the Lenders in connection with such noncompliance. In connection with the waiver, the outstanding principal balance was increased by $56. No other terms of the Loan Agreement were changed.

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

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Close Date Term Loan at issuance and subsequently at each reporting date. The fair value of the Close Date Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 36.0% and 36.1% as of March 31, 2026 and September 30, 2025, respectively.

A summary of the changes in the fair value of the Close Date Term Loan Level 3 rollforward is as follows:

	Six Months Ended March 31,
	2026	2025
Beginning balance	$13,100	$12,010
Change in fair value in net loss	1,510	800
Ending balance	$14,610	$12,810

First Amendment Term Loan

The principal of the First Amendment Term Loan was $4,000 and was payable upon maturity on December 31, 2025. The First Amendment Term Loan and any Additional Term Loan provided under the First Amendment bore interest at a rate equal to the three-month Term SOFR plus five percent (5.00%) per annum. Interest on the outstanding principal balance of the First Amendment Term Loan and any Additional Term Loan is payable quarterly in arrears in cash. In addition, the Company was required to pay to the Lenders, concurrently with each payment of principal under the First Amendment Term Loan and any Additional Term Loan, an additional amount such that the Lenders received a total return equal to 30% of the principal amount being repaid, including the interest paid on such principal amount and such additional payment amount (“Minimum Return Amount”).

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

The Company paid off the First Amendment Term Loan in December 2025.

Six Months Ended
March 31, 2026
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

The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	March 31,	September 30
	2026	2025
Discount Rate	3.8%	3.7%
Volatility	63.0%	62.6%

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

	Six Months Ended March 31,
	2026	2025
Beginning balance	$3,570	$6,640
Change in fair value in net loss	(1,560)	(3,420)
Ending balance	$2,010	$3,220

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2025, and the balances as of March 31, 2026, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2025	$2,419
Less amortization of operating lease ROU assets	(413)
Effect of exchange rate on operating lease ROU assets	(3)
Operating lease ROU assets as of March 31, 2026	$2,003

Operating lease liabilities
Operating lease liabilities at September 30, 2025	$3,343
Less lease principal payments on operating lease liabilities	(555)
Effect of exchange rate on operating lease liabilities	(4)
Operating lease liabilities as of March 31, 2026	2,784
Less non-current portion	(1,622)
Current portion as of March 31, 2026	$1,162

As of March 31, 2026, the Company’s operating leases have a weighted-average remaining lease term of 2.3 years and a weighted-average incremental borrowing rate of 4.23%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2026 (remaining six months)	$622
2027	1,258
2028	1,047
2029	—
2030	—
Thereafter	—
Total undiscounted operating lease payments	2,927
Less imputed interest	(143)
Present value of operating lease liabilities	$2,784

For the three months ended March 31, 2026 and 2025, total lease expense under operating leases was approximately $239 and $235, respectively. For the six months ended March 31, 2026 and 2025, total lease expense under operating leases was approximately $477 and $436, respectively.

13. INCOME TAXES

The Company’s effective tax rate for the six months ended March 31, 2026 and 2025 was 153.4% and negative 0.7%, respectively.

For the six months ended March 31, 2026, the Company recorded an income tax expense of $270 using an estimated annual effective tax rate approach pursuant to ASC 740-270-25-2. For the six months ended March 31, 2025, the Company recorded an income tax expense of $71 using an estimated annual effective tax rate approach pursuant to ASC 740-270-25-2 and factoring in a discrete tax benefit related to the filing of the Company’s 2023 Canadian tax return.

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

On November 19, 2025, Gerry Darden, individually and as representative of the estate of Stacey Darden, filed a lawsuit in Los Angeles Superior Court against Southern California Edison Company and Edison International (collectively, the “Edison Defendants”) and the Company, related to the wildfire that occurred in early January 2025 in the Eaton Canyon/Altadena area of Los Angeles County. In the complaint, the plaintiff alleges products liability and negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. On March 18, 2026, the Company filed its answer. The litigation is currently in its discovery phase. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

On January 20, 2026, the Edison Defendants filed a cross-complaint in Los Angeles Superior Court against the Company and 11 other public and private entities related to the same wildfire, in a lawsuit that had been filed by Jeremy Gursey against the Edison Defendants. In the cross-complaint, the Edison Defendants allege negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seek unspecified contribution. On March 18, 2026, the Company filed its answer. The litigation is currently in its discovery phase. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

15. SHARE-BASED COMPENSATION

Equity compensation plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) expired on January 19, 2025, with awards relating to 4,918,238 shares of common stock remaining outstanding under such plan. The 2025 Equity Incentive Plan (“2025 Equity Plan” and, together with the 2015 Equity Plan, the “Equity Plans”) was adopted by the Company’s Board of Directors on January 27, 2025 and approved by the Company’s stockholders on March 17, 2025. The 2025 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, up to an aggregate of 6,000,000 shares of common stock to employees, directors, advisors or consultants. As of March 31, 2026, there were options and restricted stock units outstanding covering 4,856,677 shares of common stock under the Equity Plans, and 4,537,151 shares of common stock available for grant, for a total of 9,393,828 shares of common stock authorized and unissued under the Equity Plans.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Stock options

A summary of the activity in options of the Company as of March 31, 2026, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2025	3,999,116	$2.71
Granted	302,500	$2.13
Forfeited/expired	(249,000)	$2.66
Exercised	(22,417)	$1.70
Outstanding March 31, 2026	4,030,199	$2.68
Exercisable March 31, 2026	1,950,190	$2.85

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2026 was $74 and $45, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $1.82 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2026 was $38 and proceeds from these exercises were $38. The total intrinsic value of stock options exercised during the six months ended March 31, 2025 was $43 and proceeds from these exercises were $43.

The following table summarizes information about stock options outstanding as of March 31, 2026:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70-$1.70	616,417	4.53	$1.70	371,346	$1.70
$1.84-$2.45	342,500	9.04	$2.14	15,834	$2.26
$2.59-$2.59	633,417	5.43	$2.59	230,664	$2.59
$2.64-$2.68	85,000	4.25	$2.67	56,042	$2.67
$2.69-$2.69	1,000,000	3.52	$2.69	200,000	$2.69
$2.70-$3.39	700,263	3.88	$2.92	545,575	$2.98
$3.40-$6.87	653,602	2.67	$3.68	530,729	$3.71
	4,031,199	4.73	$2.67	1,950,190	$2.85

The Company recorded $227 and $256 of stock option compensation expense for employees, directors and consultants for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $456 and $498 of stock option compensation expense for employees, directors and consultants for the six months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there were approximately $1,169 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 1.3 years. To the extent the forfeiture rate is different from what the Company anticipated, share-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options that vest without a market condition granted during the six months ended March 31, 2026 and 2025, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Six Months Ended March 31,
	2026	2025
Volatility	61.5%	60.7%
Risk-free interest rate	3.6%	4.1%
Dividend yield	0.0%	0.0%
Expected term in years	3.8	3.6

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options granted under the Company’s 2015 Equity Plan was seven years, and ten years for options granted under the Company’s 2025 Equity Plan. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend for the six months ended March 31, 2026 and March 31, 2025.

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

The Company did not grant any PVOs during the six months ended March 31, 2026. As of March 31, 2026, there was no unrecognized compensation related to PVOs.

Restricted stock units

Compensation expense for RSUs was $324 and $158 for the three months ended March 31, 2026 and 2025, respectively. Compensation expense for RSUs was $514 and $307 for the six months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $1,107 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.4 years.

A summary of the Company’s RSUs as of March 31, 2026, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2025	277,342	$2.62
Granted	858,533	$2.05
Vested	(298,564)	$2.55
Forfeited/cancelled	(10,833)	$3.84
Outstanding March 31, 2026	826,478	$2.04

Performance-based units

On December 24, 2025, the Company granted 70,000 restricted stock units to its Chief Financial Officer, of which 35,000 were performance-based RSUs. Vesting is subject to the achievement of specified operational performance targets and continued employment. The Company has recognized compensation expense for the portion of the award deemed probable as of March 31, 2026. This RSU expense was included in the RSU expense above.

On January 26, 2026, the Company’s Board of Directors and its Compensation Committee approved the compensation for the Company’s Chief Executive Officer for fiscal year 2026. The arrangement includes a base salary, eligibility for a performance-based cash bonus, and grants of 200,000 restricted stock units under the Company’s 2025 Equity Plan, subject to time-based vesting, and 200,000 restricted stock units under the Company’s 2025 Equity Plan, subject to performance-based vesting. In connection with these grants, certain previously awarded performance-based options to purchase 800,000 shares of common stock were cancelled. The Company has recognized compensation expense for the portion of the award deemed probable as of March 31, 2026. This RSU expense was included in the RSU expense above.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

As of March 31, 2026, there was $349 unrecognized compensation related to the performance-based RSUs.

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cost of revenues	$20	$20	$41	$37
Selling, general and administrative	489	338	842	664
Research and development	42	56	87	104
	$551	$414	$970	$805

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2026 and 2025, respectively (amounts in thousands, except par value and share amounts):

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of September 30, 2025	45,161,172	$451	$127,384	$(125,904)	$687	$2,167
Share-based compensation expense	—	—	419	—	—	419
Issuance of common stock upon exercise of stock options, net	19,084	—	32	—	—	32
Issuance of common stock upon vesting of restricted stock units	32,055	—	—	—	—	—
Other comprehensive income	—	—	—	—	5	5
Net loss	—	—	—	(817)	—	(817)
Balance as of December 31, 2025	45,212,311	$451	$127,835	$(126,721)	$692	$1,806

Share-based compensation expense	—	$—	$551	$—	$—	$551
Issuance of common stock upon exercise of stock options, net	3,333	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock units	266,365	3	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(57)	(57)
Net income	—	—	—	723	—	723
Balance as of March 31, 2026	45,482,009	$454	$128,391	$(125,998)	$635	$3,028

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

No shares of preferred stock were outstanding as of March 31, 2026 or September 30, 2025.

Dividends

There were no dividends declared in the six months ended March 31, 2026 and 2025.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

17. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$723	$(6,139)	$(94)	$(10,217)

Basic income (loss) per share	$0.02	$(0.14)	$(0.00)	$(0.23)
Diluted income (loss) per share	$0.02	$(0.14)	$(0.00)	$(0.23)

Weighted average shares outstanding – basic	45,268,405	45,002,197	45,232,617	44,956,697
Assumed exercise of dilutive options	737,621	—	—	—
Weighted average shares outstanding – diluted	46,006,026	45,002,197	45,232,617	44,956,697

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,390,782	4,475,385	4,030,199	4,475,385
RSU	—	297,342	826,478	297,342
Warrants	3,068,182	3,068,182	3,068,182	3,068,182
Total	6,458,964	7,840,909	7,924,859	7,840,909

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures for three and six months ended March 31, 2026:

	Three Months Ended		Six Months Ended
	March 31, 2026		March 31, 2026
	Hardware	Software	Hardware	Software
Revenues	$13,120	$2,385	$27,914	$4,656
Cost of revenues	5,049	637	12,956	1,612
Gross profit	8,071	1,748	14,958	3,044
Gross margin	62%	73%	54%	65%

Operating expenses:
Selling, general and administrative	3,454	2,752	7,503	5,343
Research and development	1,101	1,230	2,042	2,184
Total operating expenses	4,555	3,982	9,545	7,527
Income (loss) from operations	3,516	(2,234)	5,413	(4,483)

Other expenses:
Depreciation and amortization expense	97	592	185	1,186
Stock-based compensation	483	68	822	148

Income (loss) before income taxes	3,072	(2,204)	4,602	(4,426)
Income tax expense	145	—	270	—
Net income (loss)	$2,927	$(2,204)	$4,332	$(4,426)

The following table presents the Company’s segment disclosures for three and six months ended March 31, 2025:

	Three Months Ended		Six Months Ended
	March 31, 2025		March 31, 2025
	Hardware	Software	Hardware	Software
Revenues	$4,683	$2,249	$9,310	$4,562
Cost of revenues	3,357	965	6,321	1,763
Gross profit	1,326	1,284	2,989	2,799
Gross margin	28%	57%	32%	61%

Operating expenses:
Selling, general and administrative	3,628	3,020	7,647	5,835
Research and development	910	1,307	1,705	2,797
Total operating expenses	4,538	4,327	9,352	8,632
Loss from operations	(3,212)	(3,043)	(6,363)	(5,833)

Other expenses:
Depreciation and amortization expense	88	604	185	1,243
Share-based compensation	313	101	623	182

Loss before income taxes	(3,029)	(3,039)	(4,340)	(5,806)
Income tax expense	71	—	71	—
Net loss	$(3,100)	$(3,039)	$(4,411)	$(5,806)

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment assets as of March 31, 2026 and September 30, 2025:

	March 31,	September 30,
	2026	2025
Long-lived assets
Hardware	$901	$1,046
Software	5,040	6,226
	$5,941	$7,272

Total assets
Hardware	$41,947	$40,908
Software	19,683	22,961
	$61,630	$63,869

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended March 31, 2026, revenues from one customer accounted for 66% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2026, revenues from one customer accounted for 62% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2026, accounts receivable from two customers accounted for 72% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenue from customers in the United States was $13,759 and $4,577 for the three months ended March 31, 2026 and 2025, respectively. Revenue from customers in the United States was $26,457 and $9,238 for the six months ended March 31, 2026 and 2025, respectively. Revenues are attributed to countries based on customer’s delivery location.

The following table summarizes revenues by geographic region:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Americas	$13,934	$5,920	$26,698	$10,782
Asia Pacific	447	400	2,837	1,437
Europe, Middle East and Africa	1,124	612	3,035	1,653
Total Revenues	$15,505	$6,932	$32,570	$13,872

The following table summarizes long-lived assets by geographic region:

	March 31, 2026	September 30, 2025
United States	$5,884	$7,181
Europe, Middle East and Africa	57	91
Total long-lived assets	$5,941	$7,272

20. SUBSEQUENT EVENT

On May 12, 2026, the Company entered into a Second Amendment to Term Loan and Security Agreement (the “Second Amendment”), which extended the maturity date for the Close Date Term Loan to July 13, 2026. Pursuant to the Second Amendment, the Company agreed to pay an extension fee in an amount equal to 1% of the outstanding principal amount of the Close Date Term Loan, which increased the outstanding principal amount of the Close Date Term Loan by $150. No other terms of the Loan Agreement were changed.

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
2.
Modular Suite: Built on open standards, Genasys software and hardware systems are designed to easily integrate, whether using the full suite of Genasys solutions or complementing the notification platforms customers already have in place.
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

Hardware Products

Genasys Acoustics

Acoustics unites Genasys’ next generation of mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. Acoustics systems feature the industry’s highest Speech Transmission Index, large directional and omni-directional broadcast coverage areas, and an array of options, including solar power, battery backup, and satellite connectivity that enable the systems to continue operating when power and telecommunications infrastructure fails.

Acoustics gives operators the ability to send critical alerts and notifications from emergency operations centers, and authorized computers or smart phones. To reduce alert fatigue and direct notifications to only at-risk populations, networked Acoustics installations provide authorized personnel with the capability of managing individual systems to alert neighborhoods, system groups for local emergencies, or all networked installations for city-wide or regional crises. Acoustics systems broadcast highly audible, clear voice messages hundreds or thousands of meters away, staying on and connected even during broad power outages and cellular network failures. Genasys’s advanced driver and waveguide technology enables voice broadcasts to be clearly heard and understood above loud background noise and over long distances. Acoustics’ reliability empowers a constant stream of information to facilitate mass notification redundancy when key infrastructure fails during critical events.

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

Recent Business Developments

Business developments during the first six months of fiscal year 2026:

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
•
Received $2,000 LRAD order for Republic of Singapore Navy unmanned surface vessels
•
Announced a multi-year contract with Davidson County, NC for its emergency management system
•
Received acoustics outdoor warning system orders from the City of Sedona and Coconino County, AZ
•
Appointed Bill Dodd as Chairman of Board of Directors and Larry Hagenbuch to Board of Directors

In addition, on January 13, 2026, the Company announced that the first two groups under its Puerto Rico Early Warning System project (the “Puerto Rico EWS Project”) had been completed in line with the project plan and scheduled milestones. Genasys does not expect to receive additional compensation with respect to these two groups.

Trends and Uncertainties

We have been affected by price increases from our suppliers and logistics and other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through March 31, 2026, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

In addition, the United States has recently experienced a decline in federal funding. Changes in defense and other government spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations, including, for example, our LRAD order for the Common Remotely Operated Weapon Station (CROWS) II Technical Refresh program, are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including domestic political conditions, geopolitical events, such as the conflicts in the Middle East, and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints or Congressional delays in passing the federal budget.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a continuing resolution (“CR”), which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle, but does not authorize new spending initiatives. When the U.S. government operates under a CR, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have on occasion experienced delays in contract awards which affect our future revenues as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or to provide for a CR, a full or partial federal government shutdown may result. A federal government shutdown could result in delays or cancellations of key programs or during extended government shutdown periods, the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results.

From October 1, 2025 to November 12, 2025, the federal government of the United States was in a shutdown as Congress failed to pass appropriations legislation for the 2026 fiscal year. On November 10, 2025, Congress passed a CR, which funded the government at existing spending levels through January 30, 2026. On February 3, 2026, a funding appropriation bill was passed by Congress and signed by the President which covers the majority of U.S. Government spending for the 2026 fiscal year. However, the funding bill excluded the Department of Homeland Security, which includes FEMA. Funding for the Department of Homeland Security remains subject to further negotiations.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended
	March 31, 2026		March 31, 2025
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$12,726	82.1%	$3,070	44.3%	$9,656	314.5%
Contract and other	2,779	17.9%	3,862	55.7%	(1,083)	(28.0)%
Total revenues	15,505	100.0%	6,932	100.0%	8,573	123.7%

Cost of revenues	5,686	36.7%	4,322	62.3%	(1,364)	(31.6)%
Gross profit	9,819	63.3%	2,610	37.7%	7,209	276.2%

Operating expenses
Selling, general and administrative	6,206	40.0%	6,648	95.9%	442	6.6%
Research and development	2,331	15.0%	2,217	32.0%	(114)	(5.1%)
Total operating expenses	8,537	55.1%	8,865	127.9%	328	3.7%

Income (loss) from operations	1,282	8.3%	(6,255)	(90.2%)	7,537	120.5%

Other (expense) income, net	(414)	(2.7%)	187	2.7%	(601)	(321.4)%

Loss before income taxes	868	5.6%	(6,068)	(87.5%)	6,936	114.3%
Income tax expense	145	0.9%	71	1.0%	(74)	(104.2)%
Net income (loss)	$723	4.7%	$(6,139)	(88.6%)	$6,862	111.8%

Net revenue
Hardware	$13,120	84.6%	$4,683	67.6%	8,437	180.2%
Software	2,385	15.4%	2,249	32.4%	136	6.0%
Total net revenue	$15,505	100.0%	$6,932	100.0%	$8,573	123.7%

US v International Revenue
US Revenue	$13,759	88.7%	$5,802	83.7%	$7,957	137.1%
International Revenue	1,746	11.3%	1,130	16.3%	616	54.5%
Total	$15,505	100.0%	$6,932	100.0%	$8,573	123.7%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $8,573, or 124%, compared with the second fiscal quarter of the prior year. Hardware revenue increased $8,437, or 180%, and software revenue increased $136 or 6%, respectively, compared with the prior year period. The higher hardware revenue in the second quarter of fiscal year 2026 was largely due to the strong backlog at the start of the fiscal year compared with the start of the prior year period, and included $10,307 of revenue from our Puerto Rico EWS Project. Backlog represents customer purchase orders received that are expected to ship within the next twelve months. As of March 31, 2026, we had aggregate deferred revenue of $3,710 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit increased $7,209, or 276%, compared with the same quarter last year. The increase was primarily due to higher hardware revenue and improved gross margin on the Puerto Rico EWS Project. Gross profit as a percentage of sales increased compared with the prior year period, primarily due to the timing of revenue and cost recognition under the Puerto Rico EWS Project.

In the second fiscal quarter of the prior year, the first set of hardware for the Puerto Rico EWS Project was delivered and recognized at zero margin, as revenue was recorded in an amount equal to the cost of the hardware upon delivery. At that time, no installation or other project activities had been performed, and therefore zero progress had been recognized toward completion of the project. In the current quarter, as installation and other project activities progressed, including completing work on Groups 5 and 6 and further progress on the ten‑dam scope within Group 3, we recognized additional revenue associated with the project. As a result of the progress, a portion of the previously unrecognized hardware margin was recognized in the current period, contributing to the increase in gross profit and gross margin. For additional information, please see “Note.4. Revenue Recognition - Long-term contracts - over-time revenue recognition using input cost measures” in the notes to our financial statements, which disclosure is incorporated herein by reference.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $442, or 7% compared to the prior year period. The decrease was primarily driven by a reduction of $266 in sales representative commissions, reflecting changes in sales mix and timing of customer activity, as well as a $111 reduction in sales and marketing expenses and a $72 decrease in travel and entertainment expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2026 and 2025 of $489 and $338, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales based on sales channels.

Research and Development Expenses

Research and development expenses increased $114, or 5%, in the second quarter of fiscal year 2026 compared to the prior year period. The increase was primarily due to higher engineering labor costs associated with enhancements to the Genasys Protect platform.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the three months ended March 31, 2026 and 2025 of $42 and $56, respectively.

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

Other (Expense) Income, Net

Other expense, net was $414 in the second quarter of this fiscal year, compared to other income, net of $187 in the prior year period. The change was primarily due to the loss from the change in the fair value of our $15,000 term loan (the “Close Date Term Loan”), our $4,000 Term Loan (the “First Amendment Term Loan” and with the Close Date Term Loan, the “Term Loans”) and the warrants issued in accordance with the Term Loans (the “Warrants”).

Comparison of Results of Operations for the Six Months Ended March 31, 2026 and 2025 (in thousands)

	Six Months Ended
	March 31, 2026		March 31, 2025
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$26,987	82.9%	$7,214	52.0%	$19,773	274.1%
Contract and other	5,583	17.1%	6,658	48.0%	(1,075)	(16.1)%
Total revenues	32,570	100.0%	13,872	100.0%	18,698	134.8%

Cost of revenues	14,568	44.7%	8,084	58.3%	(6,484)	(80.2)%
Gross profit	18,002	55.3%	5,788	41.7%	12,214	211.0%

Operating expenses
Selling, general and administrative	12,846	39.4%	13,482	97.2%	636	4.7%
Research and development	4,226	13.0%	4,502	32.5%	276	6.1%
Total operating expenses	17,072	52.4%	17,984	129.6%	912	5.1%

Income (loss) from operations	930	2.9%	(12,196)	(87.9%)	13,126	107.6%

Other income (expense), net	(754)	(2.3%)	2,050	14.8%	(2,804)	(136.8)%

Income (loss) before income taxes	176	0.5%	(10,146)	(73.1%)	10,322	101.7%
Income tax expense	270	0.8%	71	0.5%	(199)	(280.3)%
Net loss	$(94)	(0.3%)	$(10,217)	(73.7%)	$10,123	99.1%

Net revenue
Hardware	$27,914	85.7%	$9,310	67.1%	18,604	199.8%
Software	4,656	14.3%	4,562	32.9%	94	2.1%
Total net revenue	$32,570	100.0%	$13,872	100.0%	$18,698	134.8%

US v International Revenue
US Revenue	$26,457	81.2%	$10,468	75.5%	$15,989	152.7%
International Revenue	6,113	18.8%	3,404	24.5%	2,709	79.6%
Total	$32,570	100.0%	$13,872	100.0%	$18,698	134.8%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $18,698, or 135%, for the six months ended March 31, 2026, compared with the same prior year period. Hardware and software revenue increased $18,604 and $94, respectively, compared with the prior year period. The increase in hardware revenue for the first six months of fiscal year 2026 was largely attributable to the conversion of higher backlog at the beginning of the fiscal year resulting from increased orders received in fiscal year 2024. Fiscal year 2024 orders included the Puerto Rico EWS Project, which has a longer duration than our typical projects and is expected to extend beyond a 12-month period. Backlog represents customer purchase orders received that are expected to ship within the next twelve months. Hardware revenue for the current year-to-date period included $20,148 related to the Puerto Rico EWS Project.

The receipt of orders and signing of contracts is often uneven due to the timing of budget cycles, government financial issues, and military conflict. As of March 31, 2026, we had aggregate deferred revenue of $3,710 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit increased $12,214, or 211%, compared with the same six-month period last year, primarily driven by higher hardware revenue and improved gross margin on the Puerto Rico EWS project. Gross margin increased compared with the prior year period, primarily due to the timing of revenue and cost recognition under the Puerto Rico EWS Project.

During the prior year period, certain hardware components of the Puerto Rico EWS Project were delivered and recognized at zero margin, as revenue was recorded in an amount equal to the cost of the hardware upon delivery. At that time, limited installation and other project activities had been performed, and therefore minimal progress had been recognized toward completion of the project. During the current year-to-date period, as installation and other project activities progressed, we recognized additional revenue associated with the project. As a result of this progress, a portion of the previously unrecognized hardware margin was recognized in the current period. Because a significant portion of the related hardware and material costs had been incurred in prior periods, revenue recognized during the first six months of fiscal year 2026 was not accompanied by a proportional level of material cost, contributing to higher gross profit and gross margin. For additional information, please see “Note.4. Revenue Recognition - Long-term contracts - over-time revenue recognition using input cost measures” in the notes to our financial statements, which disclosure is incorporated herein by reference.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $636, or 5% in the six months ended March 31, 2026 over the prior year period. The decrease was primarily driven by $285 in professional services, $177 in sales and marketing expense and $176 in computer expenses, consistent with our cost reduction trends.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2026 and 2025 of $842 and $664, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $276, or 6% in the six months ended March 31, 2026 compared to the prior year period, due to lower professional service expenses of $387, partially offset by an increase in compensation of $161 for engineering labor costs associated with enhancements to the Genasys Protect platform.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the six months ended March 31, 2026 and 2025 of $87 and $104, respectively.

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

Other (Expense) Income, Net

Other expense, net was $754 in the first six months of fiscal 2026, compared to other income, net of $2,050 in the prior fiscal year period. The change was primarily driven by a $1 loss in the current year, compared to a $2,620 gain in the prior year, related to the changes in the fair value of the Term Loans and Warrants.

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

Non-U.S. GAAP Financial Measure: Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) before interest income, interest expense, income tax expense (benefit), and depreciation and amortization expense adjusted for share-based compensation, fair value measurements of our Term Loans and Warrants, other non-recurring expense (income) and other items that we do not consider indicative of our core operating performance.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$723	$(6,139)	$(94)	$(10,217)
Interest income	12	37	19	98
Interest expense	325	350	760	718
Income tax expense	145	71	270	71
Depreciation and amortization	689	692	1,371	1,428
EBITDA	$1,870	$(5,063)	$2,288	$(8,098)
Non-GAAP Adjustments
Share-based compensation	551	414	970	805
Change in fair value of Term Loans and warrants	(100)	520	(1)	2,620
Other non-recurring expense (income)*	1	20	12	(50)
Adjusted EBITDA	$2,522	$(5,149)	$3,271	$(9,963)

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

Comparison of Segment Adjusted EBITDA for the Three Months Ended March 31, 2026 and 2025 (in thousands)

	Hardware				Software
	Three Months Ended				Three Months Ended
	March 31,		Fav (Unfav)		March 31,		Fav (Unfav)
	2026	2025	$	%	2026	2025	$	%
Revenue	$13,120	$4,683	$8,437	180.2%	$2,385	$2,249	$136	6.0%
Operating income (loss)	3,516	(3,212)	6,728	209.5%	(2,234)	(3,043)	809	26.6%
Net income (loss)	2,927	(3,100)	6,027	194.4%	(2,204)	(3,039)	835	27.5%

Reconciliation of GAAP to Non-GAAP
Other expense (income), net	444	(183)	(627)	(342.6)%	(30)	(4)	26	650.0%
Income tax expense	145	71	(74)	(104.2)%	—	—	—	NA
Depreciation and amortization	97	88	(9)	(10.2)%	592	604	12	2.0%
Share-based compensation	483	313	(170)	(54.3)%	68	101	33	32.7%
Adjusted EBITDA	$4,096	$(2,811)	$6,907	245.7%	$(1,574)	$(2,338)	$764	32.7%

Hardware Segment

Hardware segment revenue increased $8,437, or 180%, compared to the prior year period. The increase was largely due to the higher backlog at the start of this fiscal year compared to the prior year period driven primarily by Puerto Rico EWS Project.

Operating income was $3,516 in the second quarter of fiscal year 2026 compared to an operating loss of $3,212 in the prior year period, with the improvement primarily due to higher revenue and resultant gross profit, as well as a reduction in operating expenses.

Software Segment

Software segment revenue increased $136, or 6%, compared to the prior year period, primarily driven by customer renewals completed at higher pricing during the quarter.

Operating loss decreased $809 in the second quarter of the current fiscal year compared to the prior year period due to lower operating expenses in payroll and benefits and a reduction in professional service.

Comparison of Segment Adjusted EBITDA for the Six Months Ended March 31, 2026 and 2025 (in thousands)

	Hardware				Software
	Six Months Ended				Six Months Ended
	March 31,		Fav (Unfav)		March 31,		Fav (Unfav)
	2026	2025	$	%	2026	2025	$	%
Revenue	$27,914	$9,310	$18,604	199.8%	$4,656	$4,562	$94	2.1%
Operating income (loss)	5,413	(6,363)	11,776	185.1%	(4,483)	(5,833)	1,350	23.1%
Net income (loss)	4,332	(4,411)	8,743	198.2%	(4,426)	(5,806)	1,380	23.8%

Reconciliation of GAAP to Non-GAAP
Other expense (income), net	811	(2,023)	(2,834)	(140.1)%	(57)	(27)	30	111.1%
Income tax expense	270	71	(199)	(280.3)%	—	—	—	NA
Depreciation and amortization	185	185	—	—	1,186	1,243	57	4.6%
Share-based compensation	822	623	(199)	(31.9)%	148	182	34	18.7%
Adjusted EBITDA	$6,420	$(5,555)	$11,975	215.6%	$(3,149)	$(4,408)	$1,259	28.6%

Hardware Segment

Hardware segment revenue increased $18,604, or 200%, compared to the prior year period. The increase was primarily driven by progress toward completion of the Puerto Rico EWS Project.

Operating income was $5,413 in the first six months of fiscal year 2026 compared to an operating loss of $6,363 in the prior year period, with the improvement primarily due to higher revenue and resultant gross profit, as well as a reduction in operating expenses.

Software Segment

Software segment revenue increased $94, or 2%, compared to the prior year period, primarily driven by customer renewals completed at higher pricing.

Operating loss decreased $1,350 in the first six months of the current fiscal year compared to the prior year period due to lower operating expenses in payroll and benefits and a reduction in professional service and software development.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2026 were $931, compared with $7,969 as of September 30, 2025. We had short-term marketable securities of $30 as of March 31, 2026, compared with $70 as of September 30, 2025.

Our internal sources of liquidity include cash and cash equivalents, short-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods. Our primary external source of liquidity consists of our Term Loans, although we have also relied in the past, and may rely in the future, on equity or debt offerings. The disclosure on our Term Loans contained in “Note 11. Term Loans and Warrant Liabilities” and “Note 20. Subsequent Events”, including on the recent extension of maturity under the Close Date Term Loan, in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

Principal factors that could affect the availability of our internally generated funds include:

•
continuing delays in disbursement of funds under our Puerto Rico EWS Project as a result of administrative complexities in Puerto Rico;
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

Based on (a) our current cash position, coupled with the extension of maturity under the Close Date Term Loan to July 13, 2026 and the currently expected availability of short-term financing if we continue to experience delays in the receipt of accounts receivable from our Puerto Rico EWS Project, (b) currently planned expenditures and (c) current level of operations, we believe we have sufficient capital to fund operations for the next twelve months. We continue to encounter delays in the receipt of funds from our Puerto Rico EWS Project, as also described in our annual report on Form 10-K for the year ended September 30, 2025 under “Item 1A. Risk Factors – Risks Related to our Business and Industry - Our short-term liquidity may be materially adversely affected by administrative complexities surrounding the disbursement of funds under our Puerto Rico Early Warning System project. Furthermore, our ability to receive the full benefits of such project could be materially and adversely affected by the economic, governmental, and environmental conditions in Puerto Rico and by natural disasters impacting our operations or delivery of products in a timely manner.” Furthermore, we generally operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. There can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities or otherwise. Additional capital, if needed, may not be available on satisfactory terms, or at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six Months Ended
	March 31, 2026	March 31, 2025
Cash provided by (used in):
Operating activities	$(2,113)	$(5,375)
Investing activities	$—	$6,461
Financing activities	$(4,924)	$25

Operating Activities

During the six months ended March 31, 2026, net cash used in operating activities was $2,113, resulting from a net loss of $94, adjusted for a net cash decrease from changes in our operating assets and liabilities of $4,947, and offset by an increase in non-cash expenses of $2,928. The net cash decrease from changes in our operating assets and liabilities consisted primarily of a $5,483 increase in accounts receivable, a $3,296 increase in prepaid expenses and other, mostly driven by the prepayment made for hardware for our Puerto Rico EWS Project, a $967 decrease in inventory and a $477 decrease in customer deposits primarily driven by the fulfillment of obligations from our Puerto Rico EWS Project, offset by a $2,791 decrease in contract assets, a $1,476 increase in accounts payable related to procurement of inventory and $1,009 increase in accrued liabilities. Non-cash expense adjustments of $2,928, consisted primarily of a $1,560 loss on fair value of Term Loans driven by the closer maturity term, $1,371 depreciation and amortization, $970 share-based compensation and $413 amortization of operating lease ROU assets, offset by a $1,560 gain on fair value of Warrants driven mostly by our stock price.

Investing Activities

During the six months ended March 31, 2026, net cash provided by investing activities was zero, primarily due to the net proceeds received from the maturities of investments in our holdings in marketable securities, offset by the capital expenditures. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2026.

Financing Activities

In the six months ended March 31, 2026, net cash used in financing activities was $4,924, primarily due to the repayment of $4,000 of principal on the First Amendment Term Loan and the payment of $961 related to the Minimum Return Amount on the First Amendment Term Loan, offset by cash proceeds received from the exercise of stock options.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

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

GENASYS INC.

Date: May 14, 2026	By:	/s/ Cassandra L. Hernandez-Monteon
Cassandra L. Hernandez-Monteon, Chief Financial Officer
(Principal Financial Officer)