Form 10-Q
period 2026-06-30
Genasys Inc.
filed 2026-08-13
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 7, 2026 was 45,542,009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,068	$7,969
Short-term marketable securities	—	70
Accounts receivable, net of allowance for credit losses of $65	8,878	7,596
Contract assets	3,875	6,117
Inventories, net	11,493	8,805
Prepaid expenses and other	9,027	8,742
Total current assets	36,341	39,299

Long-term restricted cash	585	585
Property and equipment, net	839	1,125
Goodwill	13,380	13,450
Intangible assets, net	4,438	6,147
Operating lease right of use assets, net	1,791	2,419
Other assets	878	844
Total assets	$58,252	$63,869

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,676	$8,181
Customer deposit	16,366	19,669
Accrued liabilities	9,765	7,451
Operating lease liabilities, current portion	1,181	1,125
Short-term debt payable	4,094	—
Notes payable, at fair value - short-term	7,500	18,010
Total current liabilities	47,582	54,436

Notes payable, at fair value - long-term	7,590	—
Warrant liability	1,760	3,570
Deferred revenue, noncurrent	1,319	1,478
Operating lease liabilities, noncurrent	1,321	2,218
Total liabilities	59,572	61,702

Stockholders' (deficit) equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 45,542,009 and 45,161,172 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	—	—
Additional paid-in capital	128,762	127,384
Accumulated deficit	(130,675)	(125,904)
Accumulated other comprehensive income	593	687
Total stockholders' (deficit) equity	(1,320)	2,167
Total liabilities and stockholders' (deficit) equity	$58,252	$63,869

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales	$4,275	$7,001	$31,262	$14,215
Contract and other	3,020	2,856	8,603	9,514
Total revenues	7,295	9,857	39,865	23,729
Cost of revenues	3,130	7,260	17,698	15,344

Gross profit	4,165	2,597	22,167	8,385

Operating expenses
Selling, general and administrative	6,127	6,422	18,973	19,904
Research and development	2,074	2,100	6,300	6,602
Total operating expenses	8,201	8,522	25,273	26,506

Loss from operations	(4,036)	(5,925)	(3,106)	(18,121)

Other (expense) income
Interest income	102	15	120	113
Interest expense	(488)	(406)	(1,248)	(1,124)
Change in fair value of Term Loans and Warrants	(230)	560	(231)	3,180
Other	34	(723)	23	(673)
Other (expense) income, net	(582)	(554)	(1,336)	1,496

Loss before income taxes	(4,618)	(6,479)	(4,442)	(16,625)
Income tax expense	59	8	329	79
Net loss	$(4,677)	$(6,487)	$(4,771)	$(16,704)

Net loss per common share - basic and diluted	$(0.10)	$(0.14)	$(0.11)	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	45,526,953	45,154,504	45,330,732	45,022,635

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,677)	$(6,487)	$(4,771)	$(16,704)
Unrealized gain on marketable securities	—	—	—	(8)
Unrealized foreign currency gain (loss)	(42)	311	(94)	199
Change in fair value of Term Loans related to credit risk	—	820	—	820
Comprehensive loss	$(4,719)	$(5,356)	$(4,865)	$(15,693)

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(4,771)	$(16,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,035	2,114
Warranty provision (settlement)	95	(12)
Inventory obsolescence	147	254
Loss on disposition of fixed assets	—	1
Share-based compensation	1,239	1,264
Gain on change in fair value of Warrants	(1,810)	(4,560)
Loss on change in fair value of Term Loans	2,041	1,380
Loss on issuance of First Amendment Term Loan	—	480
Amortization of operating lease right of use asset	624	570
Accretion of investment of marketable securities	—	(40)
Changes in operating assets and liabilities:
Accounts receivable	(1,288)	(1,353)
Contract assets	2,242	(2,846)
Inventories, net	(2,835)	(4,367)
Prepaid expenses and other	(543)	(4,793)
Accounts payable	505	3,737
Customer deposit	(3,302)	—
Accrued and other liabilities	574	13,604
Net cash used in operating activities	(5,047)	(11,271)
Investing Activities:
Purchases of marketable securities	—	(1,401)
Proceeds from maturities of marketable securities	71	9,507
Capital expenditures	(41)	(213)
Net cash provided by investing activities	30	7,893
Financing Activities:
Proceeds from issuance of June Term Loan, net of $301 debt issuance cost	3,999	—
Proceeds from exercise of stock options	146	43
Proceeds from issuance of First Amendment Term Loan	—	4,000
Repayment of First Amendment Term Loan principal	(4,000)	—
Shares retained for payment of taxes in connection with exercise of stock options	(6)	—
Shares retained for payment of taxes in connection with settlement of restricted stock units	(1)	(18)
Net cash provided by financing activities	138	4,025
Effect of foreign exchange rate on cash	(22)	82
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,901)	729
Cash, cash equivalents and restricted cash, beginning of period	8,554	5,290
Cash, cash equivalents and restricted cash, end of period	$3,653	$6,019

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,068	$5,339
Restricted cash, current portion	—	95
Long-term restricted cash	585	585
Total cash, cash equivalents and restricted cash shown in the consolidated balance sheets	$3,653	$6,019

The accompanying notes are an integral part of these condensed consolidated financial statements

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$—	$(8)
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$2

Supplemental disclosure of cash flow information
Cash paid for interest	$1,093	$1,124
Cash paid for taxes	$356	$39

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2026, the amount of cash and cash equivalents was $3,068. As of September 30, 2025, the amount of cash and cash equivalents was $7,969.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of June 30, 2026 and September 30, 2025, restricted cash was $585 at both dates, and was restricted for a maintenance contract and corporate card program.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s allowance for credit losses was $65 as of both June 30, 2026 and September 30, 2025.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of June 30, 2026 and September 30, 2025, including the change between the periods. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to “Note 9. Accrued and Other Liabilities” for additional details. Contract asset balance was $3,875 as of June 30, 2026, of which $3,584 related to the Puerto Rico EWS Project. Contract asset balance was $6,117 as of September 30, 2025, of which $6,025 related to the Puerto Rico EWS Project.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2025	$19,669	$5,743	$25,412
New performance obligations	18,576	6,929	25,505
Recognition of revenue as a result of satisfying performance obligations	(21,879)	(7,637)	(29,516)
Balance as of June 30, 2026	$16,366	$5,035	$21,401
Less: non-current portion	—	(1,319)	(1,319)
Current portion as of June 30, 2026	$16,366	$3,716	$20,082

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

As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $21,401, of which $10,319, or 48% of the total performance obligations, was related to the Puerto Rico EWS Project. The Company expects to recognize revenue on approximately $20,082 or 94% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter. The customer deposit balance as of June 30, 2026 included $10,117 for the Puerto Rico EWS Project.

For the nine months ended June 30, 2026, the Company recognized $12,061 from the customer deposit balance and $4,436 from the deferred revenue balance, both as of September 30, 2025.

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

Other than the Term Loans and the warrant liabilities, the Company did not have any financial instruments in the Level 3 category as of June 30, 2026 or September 30, 2025. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2026 and September 30, 2025.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2026, and September 30, 2025. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income until recognized in earnings upon the sale or maturity of the security.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

	June 30, 2026
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$32	$—	$—	$32	$32	$—	$—

Total	$32	$—	$—	$32	$32	$—	$—

	September 30, 2025
	Cost Basis	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$105	$—	$—	$105	$105	$—	$—

Level 2:
Municipal securities	70	—	—	70	—	70	—
Subtotal	70	—	—	70	—	70	—

Total	$175	$—	$—	$175	$105	$70	$—

The Company manages debt investments as a single portfolio of highly marketable securities that is intended to be available to meet current cash requirements. Historically, the gross unrealized losses related to the Company’s portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There were no gross unrealized losses on available-for-sale debt securities as of June 30, 2026, and historically, such gross unrealized losses have been temporary in nature. The Company believes that it is probable the principal and interest will be collected in accordance with the contractual terms. The debt investment portfolio is reviewed at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

As of June 30, 2026 and September 30, 2025, there were no unrealized loss positions related to available-for-sale debt securities.

Instruments measured at fair value on a non-recurring basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use (“ROU”) assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of these long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value. There were no impairments during the three and nine months ended June 30, 2026 and 2025, respectively.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

6. INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2026	September 30, 2025
Raw materials	$4,807	$2,470
Finished goods	1,849	4,987
Work in process	6,272	2,636
Inventories, gross	12,928	10,093
Reserve for obsolescence	(1,435)	(1,288)
Inventories, net	$11,493	$8,805

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2026	September 30, 2025
Office furniture and equipment	$1,601	$1,633
Machinery and equipment	1,663	1,480
Leasehold improvements	2,294	2,294
Vehicles	41	—
Construction in progress	—	183
Property and equipment, gross	5,599	5,590
Accumulated depreciation	(4,760)	(4,465)
Property and equipment, net	$839	$1,125

Depreciation and amortization expense for property and equipment was $108 and $108 for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense for property and equipment was $325 and $335 for the nine months ended June 30, 2026 and 2025, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain, Zonehaven, Evertel, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. As of June 30, 2026 and September 30, 2025, goodwill was $13,380 and $13,450, respectively. There were no additions or impairments to goodwill during the nine months ended June 30, 2026 or June 30, 2025.

The changes in the carrying amount of goodwill by segment as of June 30, 2026, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2025	$—	$13,450	$13,450
Currency translation	—	(70)	(70)
Balance as of June 30, 2026	$—	$13,380	$13,380

The changes in the carrying amount of intangible assets by segment as of June 30, 2026, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2025	$12	$6,135	$6,147
Amortization	(2)	(1,707)	(1,709)
Balance as of June 30, 2026	$10	$4,428	$4,438

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $70.

The Company’s consolidated intangible assets consisted of the following:

	June 30, 2026	September 30, 2025
Technology	$14,266	$14,234
Customer relationships	2,095	2,063
Trade name portfolio	622	610
Patents	72	72
	17,055	16,979
Accumulated amortization	(12,617)	(10,832)
	$4,438	$6,147

As of June 30, 2026, future amortization expense was as follows:

Fiscal year ending September 30,
2026 (remaining three months)	512
2027	2,048
2028	1,220
2029	329
2030	328
Thereafter	1
Total estimated amortization expense	$4,438

Amortization expense was $555 and $577 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $1,709 and $1,779 for the nine months ended June 30, 2026 and 2025, respectively.

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	September 30, 2025
Deposits for inventory	$6,038	$6,617
Puerto Rico sales tax receivable	714	491
Prepaid insurance	681	185
Prepaid commissions	470	410
Spain value-added tax and bank withholdings	402	360
Dues and subscriptions	241	207
Prepaid professional services	164	345
Trade shows and travel	100	60
Canadian goods and services and harmonized sales tax receivable	33	29
Other	184	38
	$9,027	$8,742

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future. The balance as of June 30, 2026 included $5,383 for the Puerto Rico EWS Project.

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

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2026	September 30, 2025
Payroll and related	$4,154	$2,471
Deferred revenue	3,716	4,265
Accrued contract costs	1,389	550
Income tax liability	349	20
Warranty reserve	157	62
Short-term provision	—	83
Total	$9,765	$7,451

Payroll and related

Accrued payroll and related obligations consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits.

Deferred revenue

Deferred revenue as of June 30, 2026, included prepayments from customers for services, including extended warranty, scheduled to be performed within the next twelve months. Deferred extended warranty consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	Nine Months Ended June 30,
	2026	2025
Beginning balance	$62	$76
Warranty provision	106	5
Warranty settlements	(11)	(17)
Ending balance	$157	$64

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

May 2024 Term Loan

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

On May 9, 2025, the Company entered into a First Amendment to Term Loan and Security Agreement (the “First Amendment”), which amended the terms of the Loan Agreement. Pursuant to the First Amendment, the lenders (the “Lenders”) agreed to: (i) extend an additional term loan to the Company in the aggregate principal amount of $4,000 (the “First Amendment Term Loan” and with the Close Date Term Loan, the “Term Loans”), and (ii) provide a process to obtain, at the Lenders’ sole discretion, an additional term loan of up to $4,000 (the “Additional Term Loan”). The terms of the existing $15,000 Close Date Term Loan remain unchanged. As of June 30, 2026, the Additional Term Loan had not been drawn.

The Loan Agreement contains customary representation and warranties of the Company, affirmative and negative covenants, including without limitation restricting the Company from certain distributions, investments, indebtedness, sales of assets, loans and payments, of the Company, events of default and remedies thereupon, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties. All obligations under the Loan Agreement are secured by substantially all of the Company’s assets. On March 18, 2026, the Company was not in compliance with the minimum cash requirement covenant in the Loan Agreement and signed a waiver with the Lenders in connection with such noncompliance. In connection with the waiver, the outstanding principal balance was increased by $56. No other terms of the Loan Agreement were changed.

On May 12, 2026, the Company entered into a Second Amendment to Term Loan and Security Agreement (the “Second Amendment”), which extended the maturity date for the Close Date Term Loan to July 13, 2026. Pursuant to the Second Amendment, the Company agreed to pay an extension fee in an amount equal to 1% of the outstanding principal amount of the Close Date Term Loan, which increased the outstanding principal amount of the Close Date Term Loan by $151. No other terms of the Loan Agreement were changed.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Close Date Term Loan

The principal amount of the Close Date Term Loan is $15,000 and was payable upon maturity on May 13, 2026 before the Second Amendment. The Close Date Term Loan provides a two percent original issue discount to the lenders. The Company is required to make quarterly interest payments on the Close Date Term Loan. The Company may elect to pay quarterly interest on the Close Date Term Loan based on the three-month Secured Overnight Financing Rate (“SOFR”) plus five percent (5%) in cash or the Company may elect to pay interest based on the three-month SOFR plus six percent (6%) with 50% paid in cash and the remainder paid by issuing shares of the Company’s common stock. The Company may voluntarily redeem the Close Date Term Loan within one year of the issuance at 101% of the principal amount and after one year at par value. Subsequent to June 30, 2026, the Company entered into the Third Amendment (as defined below), which further extended the maturity date and modified the repayment terms of the Close Date Term Loan. See Note 20, Subsequent Events, for additional information.

The Company utilized the discounted cash flow method with reliance on the Monte Carlo simulation model to determine the fair value of the Close Date Term Loan at issuance and subsequently at each reporting date. The fair value of the Close Date Term Loan was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. One of the significant fair value assumptions is the discount rate, which was 36.1% and 36.1% as of June 30, 2026 and September 30, 2025, respectively.

A summary of the changes in the fair value of the Close Date Term Loan Level 3 rollforward is as follows:

	Nine Months Ended June 30,
	2026	2025
Beginning balance	$13,100	$12,010
Change in fair value related to non-credit risk recorded within net loss	1,990	1,230
Change in fair value related to credit risk in other comprehensive income	—	(820)
Ending balance	$15,090	$12,420

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

The Company paid off the First Amendment Term Loan in December 2025.

	Nine Months Ended June 30,
	2026	2025
Beginning balance	$4,910	$—
Transfer in	—	4,480
Change in fair value related to non-credit risk recorded within net loss	51	150
Payment	(4,961)	—
Ending balance	$—	$4,630

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Warrant Liabilities

The Company issued Warrants to the Lenders to purchase up to 3,068,182 shares of the Company’s common stock at an initial exercise price of $2.53 per share, subject to certain adjustments. The Warrants were initially exercisable upon issuance through May 13, 2029 and may be exercised via cashless exercise. Subsequent to June 30, 2026, the Company entered into a First Amendment to Warrant Agreement, which extended the expiration date to May 13, 2030 and reduced the exercise price of the Warrants to $2.28 per share. See Note 20, Subsequent Events, for additional information.

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

The following is a summary of the fair value assumptions applied in determining the initial fair value and the subsequent fair value of the warrant liabilities as of each respective date:

	June 30,	September 30
	2026	2025
Discount Rate	4.2%	3.7%
Volatility	64.0%	62.6%

A summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows:

	Nine Months Ended June 30,
	2026	2025
Beginning balance	$3,570	$6,640
Change in fair value in net loss	(1,810)	(4,560)
Ending balance	$1,760	$2,080

June 2026 Term Loan

On June 9, 2026, the Company entered into a loan agreement that provided for an unsecured term loan with an aggregate principal amount of $4,300 (the “June Term Loan”). The Company received net proceeds of $3,999 after deducting an origination fee of $301. The proceeds are available solely for working capital and general corporate purposes. The June Term Loan bears interest at a fixed rate of 18% per annum. Interest is calculated on the basis of a 360-day year using the actual number of days elapsed and is payable monthly in arrears, commencing on July 1, 2026. All outstanding principal, accrued and unpaid interest, fees and costs are due and payable on September 14, 2026.

Upon the occurrence and continuation of an event of default, the outstanding principal balance bears interest at the contractual rate plus an additional 5% per annum.The Company is required to pay an exit fee upon repayment in full of the June Term Loan. The exit fee is $65 if the loan is repaid on or before July 13, 2026 and $151 if the loan is repaid after July 13, 2026. The Company expects to repay the loan after July 13, 2026 and, accordingly, the $151 exit fee is included in the carrying amount of the June Term Loan using the effective interest method.

The loan agreement contains customary representations and warranties, affirmative and negative covenants, events of default and related remedies. The covenants include restrictions on certain distributions, indebtedness, fundamental changes, asset sales and redemptions. The June Term Loan is subject to mandatory prepayment upon certain events, including a change in control, certain asset sales outside the ordinary course of business and certain equity issuances. The Company may also voluntarily prepay the June Term Loan in whole or in part in increments of at least $250 upon 30 days’ advance written notice, subject to payment of the applicable exit fee.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The outstanding principal amount and carrying value of the June Term Loan is as follows:

June 30,
2026
Principal	$4,300
Accrued exit fee	32
Unamortized debt issuance cost	(238)
Net carrying value	$4,094

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

The tables below show the operating lease ROU assets and liabilities as of September 30, 2025, and the balances as of June 30, 2026, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2025	$2,419
Less amortization of operating lease ROU assets	(624)
Effect of exchange rate on operating lease ROU assets	(4)
Operating lease ROU assets as of June 30, 2026	$1,791

Operating lease liabilities
Operating lease liabilities at September 30, 2025	$3,343
Less lease principal payments on operating lease liabilities	(837)
Effect of exchange rate on operating lease liabilities	(4)
Operating lease liabilities as of June 30, 2026	2,502
Less non-current portion	(1,321)
Current portion as of June 30, 2026	$1,181

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

As of June 30, 2026, the Company’s operating leases have a weighted-average remaining lease term of 2.1 years and a weighted-average incremental borrowing rate of 4.22%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2026 (remaining three months)	$312
2027	1,258
2028	1,047
2029	—
2030	—
Thereafter	—
Total undiscounted operating lease payments	2,617
Less imputed interest	(115)
Present value of operating lease liabilities	$2,502

For the three months ended June 30, 2026 and 2025, total lease expense under operating leases was approximately $239 and $229, respectively. For the nine months ended June 30, 2026 and 2025, total lease expense under operating leases was approximately $716 and $690, respectively.

13. INCOME TAXES

The Company’s effective tax rate for the nine months ended June 30, 2026 and 2025 was negative 7.4% and negative 0.5%, respectively.

For the nine months ended June 30, 2026, the Company recorded an income tax expense of $329 using an estimated annual effective tax rate approach pursuant to ASC 740-270-25-2. For the nine months ended June 30, 2025, the Company recorded an income tax expense of $79 using an estimated annual effective tax rate approach pursuant to ASC 740-270-25-2 and factoring in a discrete tax benefit related to the filing of the Company’s 2023 Canadian tax return.

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

On November 19, 2025, Gerry Darden, individually and as representative of the estate of Stacey Darden, filed a lawsuit in Los Angeles Superior Court against Southern California Edison Company and Edison International (collectively, the “Edison Defendants”) and the Company, related to the wildfire that occurred in early January 2025 in the Eaton Canyon/Altadena area of Los Angeles County (the “Eaton Fire”). In the complaint, the plaintiff alleges products liability and negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

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

On May 7, 2026, Kevin Robertson filed a complaint in Los Angeles County Superior Court against the County of Los Angeles and the Company related to the Eaton Fire. The Company was served on June 30, 2026. The plaintiff alleges negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

15. SHARE-BASED COMPENSATION

Equity compensation plans

The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) expired on January 19, 2025, with awards relating to 4,918,238 shares of common stock remaining outstanding under such plan. The 2025 Equity Incentive Plan (“2025 Equity Plan” and, together with the 2015 Equity Plan, the “Equity Plans”) was adopted by the Company’s Board of Directors on January 27, 2025 and approved by the Company’s stockholders on March 17, 2025. The 2025 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, up to an aggregate of 6,000,000 shares of common stock to employees, directors, advisors or consultants. As of June 30, 2026, there were options and restricted stock units outstanding covering 4,745,676 shares of common stock under the Equity Plans, and 4,542,151 shares of common stock available for grant, for a total of 9,287,827 shares of common stock authorized and unissued under the Equity Plans.

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

Stock options

A summary of the activity in options of the Company as of June 30, 2026, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2025	3,999,116	$2.71
Granted	302,500	$2.13
Forfeited/expired	(300,001)	$2.65
Exercised	(82,417)	$1.70
Outstanding June 30, 2026	3,919,198	$2.69
Exercisable June 30, 2026	1,872,336	$2.88

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2026 was $0 in each case. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $1.70 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2026 was $18 and proceeds from these exercises were $140. The total intrinsic value of stock options exercised during the nine months ended June 30, 2025 was $43 and proceeds from these exercises were $43.

The following table summarizes information about stock options outstanding as of June 30, 2026:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.70-$1.70	553,083	4.79	$1.70	319,263	$1.70
$1.84-$2.45	337,500	8.92	$2.14	21,042	$2.25
$2.59-$2.59	600,750	5.44	$2.59	202,810	$2.59
$2.64-$2.68	85,000	4.00	$2.67	59,792	$2.66
$2.69-$2.69	1,000,000	3.27	$2.69	200,000	$2.69
$2.70-$3.39	692,138	3.63	$2.92	539,638	$2.98
$3.40-$6.87	650,727	2.43	$3.68	529,791	$3.71
	3,919,198	4.25	$2.69	1,872,336	$2.88

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company recorded $232 and $282 of stock option compensation expense for employees, directors and consultants for the three months ended June 30, 2026 and 2025, respectively. The Company recorded $688 and $780 of stock option compensation expense for employees, directors and consultants for the nine months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there were approximately $930 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 1.0 years. To the extent the forfeiture rate is different from what the Company anticipated, share-based compensation related to these awards will be different from the Company’s expectations.

Stock options that do not contain market-based vesting conditions are valued using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options that vest without a market condition granted during the nine months ended June 30, 2026 and 2025, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Nine Months Ended June 30,
	2026	2025
Volatility	61.5%	60.8%
Risk-free interest rate	3.6%	4.1%
Dividend yield	0.0%	0.0%
Expected term in years	3.8	3.7

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options granted under the Company’s 2015 Equity Plan was seven years, and ten years for options granted under the Company’s 2025 Equity Plan. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend for the nine months ended June 30, 2026 and June 30, 2025.

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

On March 20, 2023, the Company granted PVOs to purchase up to 450,000 shares of the Company’s stock to a key member of management with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of the first three twelve-month periods following the employee’s start date, including targets related to growth in the institutional ownership of the Company’s common stock and growth in the trading volume of the Company’s common stock during such periods. Additionally, vesting is subject to the employee being employed by the Company on each of the first three anniversaries of the employee’s start date. 225,000 of these options contain a market-based vesting condition and accounting principles do not require the market condition to be achieved for compensation expense to be recognized. The Company recorded $8 of compensation expense related to these options during the nine months ended June 30, 2025. The grant recipient is no longer employed by the Company, and the previously recorded PVO expense was reversed and included in the stock option compensation expense above.

The Company did not grant any PVOs during the nine months ended June 30, 2026. As of June 30, 2026, there was no unrecognized compensation related to PVOs.

Restricted stock units

Compensation expense for RSUs was $37 and $177 for the three months ended June 30, 2026 and 2025, respectively. Compensation expense for RSUs was $551 and $484 for the nine months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $929 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.2 years.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

A summary of the Company’s RSUs as of June 30, 2026, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2025	277,342	$2.62
Granted	858,533	$2.05
Vested	(298,564)	$2.55
Forfeited/cancelled	(10,833)	$3.84
Outstanding June 30, 2026	826,478	$2.04

Performance-based units

On December 24, 2025, the Company granted 70,000 restricted stock units to its Chief Financial Officer, of which 35,000 were performance-based RSUs. Vesting is subject to the achievement of specified operational performance targets and continued employment. The Company has recognized compensation expense for the portion of the award deemed probable as of June 30, 2026. This RSU expense was included in the RSU expense above.

On January 26, 2026, the Company’s Board of Directors and its Compensation Committee approved the compensation for the Company’s Chief Executive Officer for fiscal year 2026. The arrangement includes a base salary, eligibility for a performance-based cash bonus, and grants of 200,000 restricted stock units under the Company’s 2025 Equity Plan, subject to time-based vesting, and 200,000 restricted stock units under the Company’s 2025 Equity Plan, subject to performance-based vesting. In connection with these grants, certain previously awarded performance-based options to purchase 800,000 shares of common stock were cancelled. The Company has recognized compensation expense for the portion of the award deemed probable as of June 30, 2026. This RSU expense was included in the RSU expense above.

As of June 30, 2026, there was $9 unrecognized compensation related to the performance-based RSUs.

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$16	$18	$57	$55
Selling, general and administrative	212	384	1,054	1,048
Research and development	41	57	128	161
	$269	$459	$1,239	$1,264

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2026 and 2025, respectively (amounts in thousands, except par value and share amounts):

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance as of September 30, 2025	45,161,172	$451	$127,384	$(125,904)	$687	$2,167
Share-based compensation expense	—	—	419	—	—	419
Issuance of common stock upon exercise of stock options, net	19,084	—	32	—	—	32
Issuance of common stock upon vesting of restricted stock units	32,055	—	—	—	—	—
Other comprehensive income	—	—	—	—	5	5
Net loss	—	—	—	(817)	—	(817)
Balance as of December 31, 2025	45,212,311	$451	$127,835	$(126,721)	$692	$1,806

Share-based compensation expense	—	$—	$551	$—	$—	$551
Issuance of common stock upon exercise of stock options, net	3,333	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock units	266,365	3	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(57)	(57)
Net income	—	—	—	723	—	723
Balance as of March 31, 2026	45,482,009	$454	$128,391	$(125,998)	$635	$3,028

Share-based compensation expense	—	$—	$269	$—	$—	$269
Issuance of common stock upon exercise of stock options, net	60,000		$102			102
Other comprehensive loss	—	—	—	—	(42)	(42)
Net loss	—	—	—	(4,677)	—	(4,677)
Balance as of June 30, 2026	45,542,009	$454	$128,762	$(130,675)	$593	$(1,320)

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

	Common Stock
	Shares	Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance as of September 30, 2024	44,631,030	$446	$125,690	$(107,792)	$(335)	$17,563
Share-based compensation expense	—	—	391	—	—	391
Issuance of common stock upon exercise of stock options, net	667	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	27,666	—	—	—	—	—
Obligation to issue common stock in Evertel acquisition	270,271	3	—	—	—	—
Other comprehensive loss	—	—	—	—	(207)	(207)
Net loss	—	—	—	(4,078)	—	(4,078)
Balance as of December 31, 2024	44,929,634	$449	$126,082	$(111,870)	$(542)	$13,670
Share-based compensation expense	—	$—	$414	$—	$—	$414
Issuance of common stock upon exercise of stock options, net	23,480	—	42	—	—	42
Issuance of common stock upon vesting of restricted stock units	201,390	2	(18)	—	—	(18)
Other comprehensive income	—	—	—	—	87	87
Net loss	—	—	—	(6,139)	—	(6,139)
Balance as of March 31, 2025	45,154,504	$451	$126,520	$(118,009)	$(455)	$8,056

Share-based compensation expense	—	$—	$459	$—	$—	$459
Other comprehensive income	—	—	—	—	1,131	1,131
Net loss	—	—	—	(6,487)	—	(6,487)
Balance as of June 30, 2025	45,154,504	$451	$126,979	$(124,496)	$676	$3,159

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

No shares of preferred stock were outstanding as of June 30, 2026 or September 30, 2025.

Dividends

There were no dividends declared in the nine months ended June 30, 2026 and 2025.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,677)	$(6,487)	$(4,771)	$(16,704)

Basic and diluted loss per share	$(0.10)	$(0.14)	$(0.11)	$(0.37)

Weighted average shares outstanding – basic	45,526,953	45,154,504	45,330,732	45,022,635
Assumed exercise of dilutive options	—	—	—	—
Weighted average shares outstanding – diluted	45,526,953	45,154,504	45,330,732	45,022,635

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,919,198	4,376,718	3,919,198	4,376,718
RSU	826,478	307,342	826,478	307,342
Warrants	3,068,182	3,068,182	3,068,182	3,068,182
Total	7,813,858	7,752,242	7,813,858	7,752,242

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures for three and nine months ended June 30, 2026:

	Three Months Ended		Nine Months Ended
	June 30, 2026		June 30, 2026
	Hardware	Software	Hardware	Software
Revenues	$4,627	$2,668	$32,541	$7,324
Cost of revenues	2,080	1,050	15,036	2,662
Gross profit	2,547	1,618	17,505	4,662
Gross margin	55%	61%	54%	64%

Operating expenses:
Selling, general and administrative	3,406	2,721	10,909	8,064
Research and development	988	1,086	3,030	3,270
Total operating expenses	4,394	3,807	13,939	11,334
(Loss) income from operations	(1,847)	(2,189)	3,566	(6,672)

Other expenses:
Depreciation and amortization expense	97	567	282	1,753
Stock-based compensation	201	68	1,023	216

(Loss) income before income taxes	(2,478)	(2,140)	2,124	(6,566)
Income tax expense	59	—	329	—
Net (loss) income	$(2,537)	$(2,140)	$1,795	$(6,566)

The following table presents the Company’s segment disclosures for three and nine months ended June 30, 2025:

	Three Months Ended		Nine Months Ended
	June 30, 2025		June 30, 2025
	Hardware	Software	Hardware	Software
Revenues	$7,656	$2,201	$16,966	$6,763
Cost of revenues	6,294	966	12,615	2,729
Gross profit	1,362	1,235	4,351	4,034
Gross margin	18%	56%	26%	60%

Operating expenses:
Selling, general and administrative	3,178	3,244	10,825	9,079
Research and development	773	1,327	2,478	4,124
Total operating expenses	3,951	4,571	13,303	13,203
Loss from operations	(2,589)	(3,336)	(8,952)	(9,169)

Other expenses:
Depreciation and amortization expense	86	599	271	1,843
Share-based compensation	355	104	978	286

Loss before income taxes	(3,159)	(3,320)	(7,499)	(9,126)
Income tax expense (benefit)	10	(2)	81	(2)
Net loss	$(3,169)	$(3,318)	$(7,580)	$(9,124)

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment assets as of June 30, 2026 and September 30, 2025:

	June 30,	September 30,
	2026	2025
Long-lived assets
Hardware	$805	$1,046
Software	4,472	6,226
	$5,277	$7,272

Total assets
Hardware	$39,008	$40,908
Software	19,244	22,961
	$58,252	$63,869

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended June 30, 2026, revenues from two customers accounted for 18% and 14% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2026, revenues from one customer accounted for 54% of total revenues with no other single customer accounting for more than 10% of revenues. As of June 30, 2026, accounts receivable from two customers accounted for 48% and 20% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2025, revenues from two customers accounted for 44% and 17% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2025, revenues from two customers accounted for 23% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. As of June 30, 2025, accounts receivable from three customers accounted for 23%, 14% and 12% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Revenue from customers in the United States was $4,807 and $8,632 for the three months ended June 30, 2026 and 2025, respectively. Revenue from customers in the United States was $31,263 and $19,095 for the nine months ended June 30, 2026 and 2025, respectively. Revenues are attributed to countries based on customer’s delivery location.

The following table summarizes revenues by geographic region:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Americas	$5,928	$8,786	$32,625	$19,568
Asia Pacific	526	455	3,363	1,892
Europe, Middle East and Africa	841	616	3,877	2,269
Total Revenues	$7,295	$9,857	$39,865	$23,729

The following table summarizes long-lived assets by geographic region:

	June 30, 2026	September 30, 2025
United States	$5,233	$7,181
Europe, Middle East and Africa	44	91
Total long-lived assets	$5,277	$7,272

20. SUBSEQUENT EVENTS

On July 13, 2026, the Company entered into a Third Amendment to the Term Loan and Security Agreement (the “Third Amendment”). As of the amendment date, the outstanding principal balance of the Close Date Term Loan was $15,207. Under the Third Amendment, among other things, (i) the maturity date of the Close Date Term Loan was extended from July 13, 2026 to July 13, 2027; (ii) the interest rate remains at three-month SOFR plus 5%; however, the Close Date Term Loan is also subject to a guaranteed minimum return of 20% (the “MOIC”); (iii) beginning October 1, 2026, the Company is required to make monthly

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

payments of $1,000, consisting of principal and the MOIC thereon; and (iv) the default interest rate was increased to 5% above the otherwise applicable annual interest rate.

In connection with the Third Amendment, the Company amended the related warrant agreement to extend the expiration date of the warrants from May 13, 2029 to May 13, 2030 and reduce the exercise price from $2.53 per share to $2.28 per share.

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

These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding expected payments under, and resumption of execution of, our Puerto Rico project; growth strategy; product and development programs; financial performance and financial condition; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; anticipated problems and our plans for future operations; and the economy in general or the future of the emergency communications industry.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Such risks and uncertainties include, but are not limited to, risks relating to continuous delays in receiving payment under, regulatory uncertainties surrounding, or disruptions in governmental support or funding of, the Puerto Rico project, our reliance on a limited number of customers, the likely need for additional capital, actual or perceived failures or breaches of our information and security systems, the effects of continued geopolitical unrest and regional conflicts, including the conflict in Iran and its effect on global oil supply and prices, continued funding of government spending, the timing of such funding, general economic and business conditions, including unforeseen weakness in the Company’s markets, competition, changes in technology and methods of marketing, changes in customer order patterns, changes in product mix, continued success in technological advances and delivering technological innovations, market acceptance of the Company’s products, shortages in components or price increases that cannot be passed on to customers, inability to fully realize the expected benefits from acquisitions and restructurings or delays in realizing such benefits, challenges in integrating acquired businesses and achieving anticipated synergies, changes to export regulations, difficulties in retaining key employees and customers, changes in the market for microcap stocks regardless of growth and value and various other factors beyond our control. Some of these risks and uncertainties are identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (especially the “Liquidity and Capital Resources” section) and the section “Risk Factors” in this report and in our Annual Report on Form 10-K and you are urged to review those sections. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

For purposes of this Quarterly Report, the terms “we,” “us,” “our” “Genasys” and the “Company” refer to Genasys Inc. and its consolidated subsidiaries.

Overview

We are a global provider of Protective Communications® solutions (“Protective Communications”), including our Genasys Protect® software platform (“Genasys Protect”) and Genasys Acoustics (“Acoustics”) and Long Range Acoustic Device® (“LRAD®”) hardware products. Our unified software platform receives information from a wide variety of sensors and Internet-of-Things (“IoT”) inputs to collect real-time information on developing and active emergency situations. Genasys’ customers use this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

Hardware Products

Genasys Acoustics

Acoustics unites Genasys’ next generation mass notification speaker systems with Genasys Protect command-and-control software. Most legacy mass notification systems are sirens with limited, if any, voice broadcast capability. Acoustics systems feature the industry’s highest Speech Transmission Index, large directional and omni-directional broadcast coverage areas, and an array of options, including solar power, battery backup, and satellite connectivity that enable the systems to continue operating when power and telecommunications infrastructure fails.

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

Recent Business Developments

Business developments during the first nine months of fiscal year 2026 and through the date of this report:

•
Received a $1,000 international LRAD-RT order for bird and wildlife preservation.
•
Entered into a strategic partnership with law enforcement and crisis communications leader Julie Parker Communications.
•
Announced $1,000 Genasys Acoustics order from a nuclear energy operator.
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
•
Entered into a Second Amendment to Term Loan and Security Agreement, dated May 12, 2026, and a Third Amendment to the Term Loan and Security Agreement, dated July 13, 2026 (the “Third Amendment”), pursuant to which, among other things, the maturity date of the Close Date Term Loan was extended to July 13, 2027.
•
Entered into a loan agreement with Maran Partners Fund, LP on June 9, 2026 for an unsecured term loan in the principal amount of $4,300.
•
Received $2,000 LRAD order for Republic of Singapore Navy unmanned surface vessels.
•
Announced a multi-year contract with Davidson County, NC for its emergency management system.
•
Received acoustics outdoor warning system orders from the City of Sedona and Coconino County, AZ.
•
Appointed Bill Dodd as Chairman of Board of Directors and Lawrence Hagenbuch to Board of Directors.
•
Announced new Protective Communications and emergency management service orders with California and Idaho counties and cities.
•
Integrated Evertel with law enforcement platform used by Vacaville, CA police department.
•
Announced $2,000 remotely operated LRAD system orders from a large U.S. utility company.

Trends and Uncertainties

As a result of administrative complexities surrounding the approval process within the authority responsible for electricity generation, distribution and transmission in Puerto Rico, which is responsible for requesting disbursement of funds from FEMA, we have recently experienced, and continue to experience, delays in receiving payments under our contract to provide the Puerto Rico Electric Power Authority with an Emergency Warning System (the “Puerto Rico EWS Project”). These delays have materially and adversely affected our liquidity position despite the continued significant contribution of the Puerto Rico EWS Project to the Company’s revenues. A further continuation of these delays and/or future delays would exacerbate our liquidity challenges.

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

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a continuing resolution (“CR”), which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle, but does not authorize new spending initiatives. When the U.S. government operates under a CR, delays can occur in the procurement of the products, services, and solutions that we provide and may result in new initiatives being canceled. We have on occasion experienced delays in contract awards which affect our future revenues as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or to provide for a CR, a full or partial federal government shutdown may result. A federal government shutdown could result in delays or cancellations of key programs or during extended government shutdown periods, the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results.

From October 1, 2025 to November 12, 2025, the federal government of the United States was in a shutdown as Congress failed to pass appropriations legislation for the 2026 fiscal year. On November 10, 2025, Congress passed a CR, which funded the government at existing spending levels through January 30, 2026. On February 3, 2026, a funding appropriation bill was passed by Congress and signed by the President which covers the majority of U.S. Government spending for the 2026 fiscal year, and on April 30, 2026, an appropriations bill for the Department of Homeland Security, which includes FEMA, was enacted for fiscal year 2026.

We have been affected by price increases from our suppliers and logistics and other inflationary factors such as increased salary, labor, and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through June 30, 2026, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025 (in thousands)

	Three Months Ended
	June 30, 2026		June 30, 2025
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$4,275	58.6%	$7,001	71.0%	$(2,726)	(38.9%)
Contract and other	3,020	41.4%	2,856	29.0%	164	5.7%
Total revenues	7,295	100.0%	9,857	100.0%	(2,562)	(26.0%)

Cost of revenues	3,130	42.9%	7,260	73.7%	4,130	56.9%
Gross profit	4,165	57.1%	2,597	26.3%	1,568	60.4%

Operating expenses
Selling, general and administrative	6,127	84.0%	6,422	65.2%	295	4.6%
Research and development	2,074	28.4%	2,100	21.3%	26	1.2%
Total operating expenses	8,201	112.4%	8,522	86.5%	321	3.8%

Loss from operations	(4,036)	(55.3%)	(5,925)	(60.1%)	1,889	31.9%

Other expense, net	(582)	(8.0%)	(554)	(5.6%)	(28)	5.1%

Loss before income taxes	(4,618)	(63.3%)	(6,479)	(65.7%)	1,861	28.7%
Income tax expense	59	0.8%	8	0.1%	(51)	(637.5)%
Net loss	$(4,677)	(64.1%)	$(6,487)	(65.8%)	$1,810	27.9%

Net revenue
Hardware	$4,627	63.4%	$7,656	77.7%	(3,029)	(39.6%)
Software	2,668	36.6%	2,201	22.3%	467	21.2%
Total net revenue	$7,295	100.0%	$9,857	100.0%	$(2,562)	(26.0%)

US v International Revenue
US Revenue	$4,807	65.9%	$8,632	87.6%	$(3,825)	(44.3%)
International Revenue	2,488	34.1%	1,225	12.4%	1,263	103.1%
Total	$7,295	100.0%	$9,857	100.0%	$(2,562)	(26.0%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $2,562, or 26%, compared with the third fiscal quarter of the prior year. Hardware revenue decreased $3,029, or 40%, primarily due to an approximately $3,012 decrease in revenue from the Puerto Rico EWS Project resulting from a temporary suspension of work related to customer payment delays. Hardware revenue was also adversely affected by the timing of certain military and defense shipments due to component availability constraints, which were subsequently resolved. The decrease in hardware revenue was partially offset by a $467, or 21%, increase in software revenue reflecting an increase in the volume of existing products sold and support-related services. As of June 30, 2026, we had aggregate deferred revenue of $3,716 for extended warranty obligations and software support agreements.

Please see “— Trends and Uncertainties” for details on how payment delays under the Puerto Rico EWS Project affect our liquidity.

Gross Profit

Gross profit increased $1,568, or 60%, compared with the third fiscal quarter of the prior year. Gross profit and gross margin increased significantly, despite of lower total revenue, primarily attributable to the timing of revenue and cost recognition under the Puerto Rico EWS Project and a favorable shift in revenue mix toward higher-margin software revenue. In the third fiscal quarter of

2025, we recognized $4,333 of revenue associated with the initial delivery of hardware for the Puerto Rico EWS Project. The hardware revenue was recognized at zero margin because revenue was recorded in an amount equal to the cost of the hardware upon delivery. At that time, no installation or other project activities had been performed and, therefore, no progress toward completion of the project had been recognized. During the third fiscal quarter of 2026, we recognized $1,159 of revenue associated with the Puerto Rico EWS Project at improved margin levels. Gross profit and gross margin also benefited from a $467, or 21%, increase in software revenue compared with the prior-year period, as software revenue generally carries higher gross margins than hardware revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $295, or 5% compared to the prior year period. The decrease was primarily attributable to an approximately $150 decrease in information technology expenses following the implementation of a service management platform in fiscal 2025, and an approximately $144 reduction in travel and trade show expenses. As a percentage of revenue, selling, general and administrative expenses increased to 84.0% from 65.2% in the prior-year period, primarily due to lower revenue during the quarter.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2026 and 2025 of $212 and $384, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales based on sales channels.

Research and Development Expenses

Research and development expenses decreased $26, or 1%, in the third quarter of fiscal year 2026 compared to the prior year period. The Company maintained consistent investment in research and development activities supporting its software and hardware product offerings.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the three months ended June 30, 2026 and 2025 of $41 and $57, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of using outside consulting, design, and development firms. We seek to continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations, and enhancements.

Other Expense, Net

Other expense, net was $582 in the third quarter of this fiscal year, compared to other expense, net of $554 in the prior year period. The change was primarily attributable to normal fluctuations in non-operating expenses and changes in the fair value of our $15,000 term loan (the “Close Date Term Loan”) and the warrants issued in connection with the Close Date Term Loan (the “Warrants”).

Comparison of Results of Operations for the Nine Months Ended June 30, 2026 and 2025 (in thousands)

	Nine Months Ended
	June 30, 2026		June 30, 2025
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$31,262	78.4%	$14,215	59.9%	$17,047	119.9%
Contract and other	8,603	21.6%	9,514	40.1%	(911)	(9.6)%
Total revenues	39,865	100.0%	23,729	100.0%	16,136	68.0%

Cost of revenues	17,698	44.4%	15,344	64.7%	(2,354)	(15.3)%
Gross profit	22,167	55.6%	8,385	35.3%	13,782	164.4%

Operating expenses
Selling, general and administrative	18,973	47.6%	19,904	83.9%	931	4.7%
Research and development	6,300	15.8%	6,602	27.8%	302	4.6%
Total operating expenses	25,273	63.4%	26,506	111.7%	1,233	4.7%

Loss from operations	(3,106)	(7.8%)	(18,121)	(76.4%)	15,015	82.9%

Other (expense) income, net	(1,336)	(3.4%)	1,496	6.3%	(2,832)	(189.3)%

Loss before income taxes	(4,442)	(11.1%)	(16,625)	(70.1%)	12,183	73.3%
Income tax expense	329	0.8%	79	0.3%	(250)	(316.5)%
Net loss	$(4,771)	(12.0%)	$(16,704)	(70.4%)	$11,933	71.4%

Net revenue
Hardware	$32,541	81.6%	$16,966	71.5%	15,575	91.8%
Software	7,324	18.4%	6,763	28.5%	561	8.3%
Total net revenue	$39,865	100.0%	$23,729	100.0%	$16,136	68.0%

US v International Revenue
US Revenue	$31,263	78.4%	$19,095	80.5%	$12,168	63.7%
International Revenue	8,602	21.6%	4,634	19.5%	3,968	85.6%
Total	$39,865	100.0%	$23,729	100.0%	$16,136	68.0%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $16,136, or 68%, for the nine months ended June 30, 2026, compared with the prior year period. Hardware and software revenue increased $15,575 and $561, respectively, compared with the prior year period. The increase in hardware revenue was primarily attributable to the conversion of higher backlog at the beginning of fiscal year 2026 resulting from increased orders received during fiscal year 2025. Included in those orders was the Puerto Rico EWS Project, which has a longer duration than our typical projects and is expected to extend beyond a twelve-month period. Revenue recognized on the Puerto Rico EWS Project totaled $21,469 during the first nine months of fiscal year 2026, compared with $5,563 during the prior year period, representing an increase of $15,906. Excluding the Puerto Rico EWS Project, revenue remained relatively consistent with the prior year period and reflected changes in customer mix and the timing of product shipments.

Please see “— Trends and Uncertainties” for details on how payment delays under the Puerto Rico EWS Project affect our liquidity.

The receipt of orders and signing of contracts is often uneven due to the timing of budget cycles, government financial issues, and military conflict. As of June 30, 2026, we had aggregate deferred revenue of $3,716 for extended warranty obligations and software support agreements.

Gross Profit

Gross profit increased $13,782, or 164%, compared with the same nine-month period last year, primarily driven by higher hardware revenue and improved gross margin on the Puerto Rico EWS Project. Gross margin increased compared with the prior year period, primarily due to the timing of revenue and cost recognition under the Puerto Rico EWS Project.

During the nine months ended June 30, 2025, we recognized $5,563 of revenue associated with the Puerto Rico EWS Project. Certain hardware components were delivered and recognized at zero margin, as revenue was recorded in an amount equal to the cost of the hardware upon delivery. At that time, limited installation and other project activities had been performed, and therefore minimal progress had been recognized toward completion of the project. During the current year-to-date period, as installation and other project activities progressed, we recognized $21,469 of revenue associated with the Puerto Rico EWS Project, an increase of $15,906 compared with the prior-year period. As a result of this progress, a portion of the previously unrecognized hardware margin was recognized in the current period. Because a significant portion of the related hardware and material costs had been incurred in prior periods, revenue recognized during the first nine months of fiscal year 2026 was not accompanied by a proportional level of material cost, contributing to higher gross profit and gross margin.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $931, or 5% in the nine months ended June 30, 2026 over the prior year period. The decrease was primarily attributable to lower legal expenses of $400, reduced computer and information technology expenses of $326, lower travel expenses of $234, and reduced sales and marketing expenses of $230. As a percentage of revenue, selling, general and administrative expenses decreased compared with the prior-year period as revenue growth outpaced operating expenses, reflecting improved operating leverage.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2026 and 2025 of $1,054 and $1,048, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $302, or 5% in the nine months ended June 30, 2026 compared to the prior year period. The decrease was primarily attributable to a $565 reduction in professional services expense resulting from the Company's cost reduction initiatives implemented during fiscal year 2025.

We incurred non-cash share-based compensation expenses allocated to research and development expenses in the nine months ended June 30, 2026 and 2025 of $128 and $161, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of using outside consulting, design, and development firms. We seek to continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations, and enhancements.

Other (Expense) Income, Net

Other expense, net was $1,336 in the first nine months of fiscal 2026, compared to other income, net of $1,496 in the prior fiscal year period. The change was primarily attributable to the changes in the fair value of our $15,000 Close Date Term Loan and the Warrants and normal fluctuations in non-operating expenses.

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

Non-U.S. GAAP Financial Measure: Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define adjusted EBITDA as net income loss before interest income, interest expense, income tax expense (benefit), and depreciation and amortization expense adjusted for share-based compensation, fair value measurements of our Term Loans and Warrants, other non-recurring expense (income) and other items that we do not consider indicative of our core operating performance.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,677)	$(6,487)	$(4,771)	$(16,704)
Interest income	102	15	120	113
Interest expense	488	406	1,248	1,124
Income tax expense	59	8	329	79
Depreciation and amortization	664	685	2,035	2,114
EBITDA	$(3,568)	$(5,403)	$(1,279)	$(13,500)
Non-GAAP Adjustments
Share-based compensation	269	459	1,239	1,264
Change in fair value of Term Loans and Warrants	(230)	560	(231)	3,180
Other non-recurring expense (income)*	(34)	723	(23)	673
Adjusted EBITDA	$(3,103)	$(4,781)	$168	$(14,743)

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

Comparison of Segment Adjusted EBITDA for the Three Months Ended June 30, 2026 and 2025 (in thousands)

	Hardware				Software
	Three Months Ended				Three Months Ended
	June 30,		Fav (Unfav)		June 30,		Fav (Unfav)
	2026	2025	$	%	2026	2025	$	%
Revenue	$4,627	$7,656	$(3,029)	(39.6)%	$2,668	$2,201	$467	21.2%
Operating loss	(1,847)	(2,589)	742	28.7%	(2,189)	(3,336)	1,147	34.4%
Net loss	(2,537)	(3,169)	632	19.9%	(2,140)	(3,318)	1,178	35.5%

Reconciliation of GAAP to Non-GAAP
Other expense (income), net	631	570	(61)	10.7%	(49)	(16)	33	206.3%
Income tax expense (benefit)	59	10	(49)	(490.0)%	—	(2)	2	NA
Depreciation and amortization	97	86	(11)	(12.8)%	567	599	32	5.3%
Share-based compensation	201	355	154	43.4%	68	104	36	34.6%
Adjusted EBITDA	$(1,549)	$(2,148)	$599	27.9%	$(1,554)	$(2,633)	$1,079	41.0%

Hardware Segment

Hardware segment revenue decreased $3,029, or 40%, compared to the prior year period. The decrease was primarily attributable to lower revenue recognized on the Puerto Rico EWS Project during the quarter and delays in certain military and defense shipments due to component availability constraints.

Operating loss was $1,847 in the third quarter of fiscal year 2026 compared to an operating loss of $2,589 in the prior year period. The improvement was primarily attributable to higher gross margin resulting from improved profitability on the Puerto Rico EWS Project and lower operating expenses.

Software Segment

Software segment revenue increased $467, or 21%, compared to the prior year period. The increase was primarily attributable to higher software support and subscription revenue, including approximately $161 of software revenue recognized on the Puerto Rico EWS Project during the quarter, compared to no software revenue recognized on the project in the prior year period.

Operating loss decreased $1,147 in the third quarter of the current fiscal year compared to the prior year period. The improvement was primarily attributable to higher revenue and lower operating expenses resulting from cost reduction initiatives implemented during the fourth quarter of fiscal year 2025, including reduced professional services expense and a lower reliance on temporary personnel and contractors.

Comparison of Segment Adjusted EBITDA for the Nine Months Ended June 30, 2026 and 2025 (in thousands)

	Hardware				Software
	Nine Months Ended				Nine Months Ended
	June 30,		Fav (Unfav)		June 30,		Fav (Unfav)
	2026	2025	$	%	2026	2025	$	%
Revenue	$32,541	$16,966	$15,575	91.8%	$7,324	$6,763	$561	8.3%
Operating income (loss)	3,566	(8,952)	12,518	139.8%	(6,672)	(9,169)	2,497	27.2%
Net income (loss)	1,795	(7,580)	9,375	123.7%	(6,566)	(9,124)	2,558	28.0%

Reconciliation of GAAP to Non-GAAP
Other expense (income), net	1,442	(1,453)	(2,895)	(199.2)%	(106)	(43)	63	146.5%
Income tax expense (benefit)	329	81	(248)	(306.2)%	—	(2)	2	NA
Depreciation and amortization	282	271	11	(4.1)%	1,753	1,843	90	4.9%
Share-based compensation	1,023	978	(45)	(4.6)%	216	286	70	24.5%
Adjusted EBITDA	$4,871	$(7,703)	$12,574	163.2%	$(4,703)	$(7,040)	$2,337	33.2%

Hardware Segment

Hardware segment revenue increased $15,575, or 92%, compared to the prior year period. The increase was primarily driven by progress toward completion of the Puerto Rico EWS Project. Revenue recognized on the Puerto Rico EWS project totaled $21,469 during the first nine months of fiscal year 2026, compared with $5,563 during the prior year period

Operating income was $3,566 in the first nine months of fiscal year 2026 compared to an operating loss of $8,952 in the prior year period. The improvement was primarily attributable to higher revenue and gross profit associated with the Puerto Rico EWS Project, including the recognition of previously deferred project margin, as well as lower operating expenses.

Software Segment

Software segment revenue increased $561, or 8%, compared to the prior year period. The increase was primarily attributable to higher software support and subscription revenue, including $485 recognized on the Puerto Rico EWS Project during fiscal year 2026.

Operating loss decreased $2,497 in the first nine months of the current fiscal year compared to the prior year period. The improvement was primarily driven by lower operating expenses that reflected cost reduction initiatives implemented during the fourth quarter of fiscal year 2025. These initiatives included reduced professional services expense, lower spending on temporary personnel and contractors, and reduced payroll and benefit costs. The decreases were partially offset by continued investments in software development and strategic platform enhancements.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2026 were $3,068, compared with $7,969 as of September 30, 2025. We had no short-term marketable securities as of June 30, 2026, compared with $70 as of September 30, 2025.

Our internal sources of liquidity include cash and cash equivalents, short-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods. Our primary external source of liquidity consists of our Term Loans and the June Term Loan, although we have also relied in the past, and may rely in the future, on equity or debt offerings. The disclosure on our Term Loans and the June Term Loan contained in “Note 11. Term Loans and Warrant Liabilities” and “Note 20. Subsequent Events”, including on the recent extension of maturity under the Close Date Term Loan, in the “Notes to Condensed Consolidated Financial Statements,” including the defined terms contained therein, is incorporated herein by reference.

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
•
delays in shipments due to component availability constraints;
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

Based on (a) our current cash position, (b) the extension of maturity under the Close Date Term Loan to July 13, 2027 , (c) new financing under the June Term Loan, (d) currently planned expenditures and (e) current level of operations, we believe we have sufficient capital to fund operations for the next twelve months. We continue to encounter delays in the receipt of funds from our Puerto Rico EWS Project, as also described in “— Trends and Uncertainties” and our annual report on Form 10-K for the year ended September 30, 2025 under “Item 1A. Risk Factors – Risks Related to our Business and Industry - Our short-term liquidity may be materially adversely affected by administrative complexities surrounding the disbursement of funds under our Puerto Rico Early Warning System project. Furthermore, our ability to receive the full benefits of such project could be materially and adversely affected by the economic, governmental, and environmental conditions in Puerto Rico and by natural disasters impacting our operations or delivery of products in a timely manner.” Furthermore, we generally operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. There can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities or otherwise. Additional capital, if needed, may not be available on satisfactory terms, or at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine Months Ended
	June 30, 2026	June 30, 2025
Cash provided by (used in):
Operating activities	$(5,047)	$(11,271)
Investing activities	$30	$7,893
Financing activities	$138	$4,025

Operating Activities

During the nine months ended June 30, 2026, net cash used in operating activities was $5,047, resulting from a net loss of $4,771, adjusted for a net cash decrease from changes in our operating assets and liabilities of $4,647, and offset by an increase in non-cash expenses of $4,371. The net cash decrease from changes in our operating assets and liabilities consisted primarily of a $3,302 decrease in customer deposits primarily driven by the fulfillment of obligations from our Puerto Rico EWS Project, a $2,835 increase in inventory, a $1,288 increase in accounts receivable, and a $543 increase in prepaid expenses and other, offset by a $2,242 decrease in contract assets, $574 increase in accrued liabilities and a $505 increase in accounts payable related to procurement of inventory. Non-cash expense adjustments of $4,371, consisted primarily of a $2,041 loss on fair value of Term Loans driven by the closer maturity term, $2,035 depreciation and amortization, $1,239 share-based compensation and $624 amortization of operating lease ROU assets, offset by a $1,810 gain on fair value of Warrants driven mostly by our stock price.

Investing Activities

During the nine months ended June 30, 2026, net cash provided by investing activities was zero, primarily due to the net proceeds received from the maturities of investments in our holdings in marketable securities, offset by the capital expenditures. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2026.

Financing Activities

In the nine months ended June 30, 2026, net cash used in financing activities was $138, primarily due to the repayment of $4,000 of principal on the First Amendment Term Loan, offset by $3,999 cash proceeds received from the June Term Loan and the exercise of stock options.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

As previously disclosed, on November 19, 2025, Gerry Darden, individually and as representative of the estate of Stacey Darden, filed a lawsuit in Los Angeles Superior Court against Southern California Edison Company and Edison International (collectively, the “Edison Defendants”) and the Company, related to the wildfire that occurred in early January 2025 in the Eaton Canyon/Altadena area of Los Angeles County (the “Eaton Fire”). In the complaint, the plaintiff alleges products liability and negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

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

On May 7, 2026, Kevin Robertson filed a complaint in Los Angeles County Superior Court against the County of Los Angeles and the Company related to the Eaton Fire. The Company was served on June 30, 2026. The plaintiff alleges negligence claims against the Company based on Los Angeles County’s use of the Company’s products and seeks unspecified damages. The Company cannot assess with any meaningful probability the likelihood of an adverse outcome or the possible loss or range of loss, if any, related to this lawsuit. The Company will vigorously defend itself in the lawsuit.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2026, in connection with entering into the Third Amendment (as defined in “Note 20. Subsequent Events”), the Company entered into an amendment (the “Warrant Amendment”) to the Warrant Agreement, dated as of May 13, 2024, by and between the Company and its warrant agent to extend the exercise period of the 3,068,182 Warrants issued thereunder from May 13, 2029 to May 13, 2030 and to reduce the exercise price of the Warrants from $2.53 per share to $2.28 per share. The Warrants were issued pursuant to the Warrant Agreement, as amended by the Warrant Amendment, to accredited investors without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as that term is used in SEC regulations.

Item 6. Exhibits.

10.1

Second Amendment to Term Loan and Security Agreement, dated May 12, 2026 among Genasys Inc., Evertel Technologies, LLC, Zonehaven LLC, Genasys Puerto Rico, LLC, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 14, 2026

10.2	Loan Agreement, dated June 9, 2026, between Genasys Inc. and Maran Partners Fund, LP. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 14, 2026

10.3

Third Amendment to Term Loan and Security Agreement, dated July 13, 2026, among Genasys Inc., Evertel Technologies, LLC, Zonehaven LLC, Genasys Puerto Rico, LLC, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent. Incoporated by reference to Exhibit 10.1 on Form 8-K filed July 15, 2026

10.4

First Amendment to Warrant Agreement, dated July 13, 2026, by and among Genasys, Inc., Equiniti Trust Company, LLC, as successor to Issuer Direct Corporation, and the holders party thereto. Incorporated by reference to Exhibit 10.2 on Form 8-K filed July 15, 2026

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Cassandra L. Hernandez-Monteon, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer and Cassandra L. Hernandez-Monteon, Principal Financial Officer.*

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

GENASYS INC.

Date: August 13, 2026	By:	/s/ Cassandra L. Hernandez-Monteon
Cassandra L. Hernandez-Monteon, Chief Financial Officer
(Principal Financial Officer)